Form 10KSB40
period 2000-12-31
LAWRENCE FINANCIAL HOLDINGS INC
filed 2001-03-30
CIK 1121577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended December 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ to __________

                         Commission File Number: 0-31847


                        LAWRENCE FINANCIAL HOLDINGS, INC.
                 (Name of small business issuer in its charter)


            Maryland                                       31-1724442
(state or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)


 311 South Fifth Street, Ironton, Ohio                       45638
(address of principal executive offices)                   (zip code)


         Issuer's telephone number, including area code: (740) 532-0263
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x      No
    ------       -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. x
                                     ---

         The issuer's gross revenues for the fiscal year ended December 31, 2000 were $8,603,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,194,849 based upon the average of the bid and asked price ($11.59 per share) as quoted on the OTC-Bulletin Board on March 20, 2001. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

         The number of shares outstanding of the registrant's common stock as of March 15, 2001 was 775,827.

                   Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                               ------     -----

                                      INDEX

                                     Part I
                                                                            Page

Item 1.    Description of Business............................................3
Item 2.    Description of Property...........................................30
Item 3.    Legal Proceedings.................................................30
Item 4.    Submission of Matters to a Vote of Security Holders...............30

                                     Part II

Item 5.    Market for Common Equity and Related Stockholder Matters..........31
Item 6.    Management's Discussion and Analysis..............................32
Item 7.    Financial Statements..............................................41
Item 8.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ............................41

                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act...............41
Item 10.   Executive Compensation............................................42
Item 11.   Security Ownership of Certain Beneficial Owners and Management....45
Item 12.   Certain Relationships and Related Transactions....................46
Item 13.   Exhibits and Reports on Form 8-K..................................47

         This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Lawrence Financial Holdings, Inc.'s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

         Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Lawrence Financial Holdings, Inc. operates, as well as nationwide, Lawrence Financial Holdings, Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Lawrence Financial Holdings, Inc. assumes no obligation to update any forward-looking statements.


                                     PART I

Item 1. Description of Business
-------------------------------

General

         Lawrence Financial Holdings, Inc. ("Lawrence Financial"), headquartered in Ironton, Ohio, was organized as a Maryland business corporation in August 2000 to become the holding company for Lawrence Federal Savings Bank ("Lawrence Federal") in connection with the conversion of Lawrence Federal from mutual to stock form of ownership. The conversion was completed on December 28, 2000 through the sale of 775,827 shares of common stock by Lawrence Financial at a price of $10.00 per share. As a result of the conversion, Lawrence Federal is a wholly owned subsidiary of Lawrence Financial.

         Lawrence Federal operates as a community-oriented financial institution, specializing in the acceptance of retail deposits from the general public in the areas surrounding its five full-service banking offices and using those funds, together with funds generated from operations and borrowings, to originate loans. The principal lending activity of Lawrence Federal is the origination of mortgage loans for the purpose of purchasing or refinancing one- to four-family residential property. Lawrence Federal also originates mobile home loans, a variety of consumer loans and multi-family and commercial real estate loans. Lawrence Federal originates loans primarily for long-term investment purposes. Lawrence Federal's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investments. Lawrence Federal's primary sources of funds are deposits, principal and interest payments on loans and investments and advances from the Federal Home Loan Bank of Cincinnati.

Market Area

         Lawrence Federal conducts business in southern Ohio from five full-service offices. Lawrence Federal's main office is in Ironton, Ohio. Ironton is in Lawrence County, which is the southernmost county in Ohio. Located on the Ohio River in the heart of the tri-state area of Ohio, Kentucky and West Virginia, Ironton is the county seat of Lawrence County. Three of Lawrence Federal's branch offices are also in

Lawrence County and the fourth is in adjacent Scioto County. Lawrence and Scioto Counties, Ohio constitute Lawrence Federal's primary market area. Lawrence
Federal also serves depositors and borrowers in Greenup and Boyd Counties, Kentucky and Cabell County, West Virginia.

         Lawrence Federal's market area is predominantly rural. The largest employment sectors in this area are services, wholesale retail sales and manufacturing. Lawrence Federal's market area has a lower per capita median household income when compared to Ohio and the United States. While the economy in Lawrence County has generally been good in recent years, recent plant closings have resulted in job losses. Over the past several years, unemployment in Lawrence County has been greater than the state and national rate.

Competition

         Lawrence Federal faces intense competition for the attraction of deposits and origination of loans in its market area. Its most direct competition for deposits has historically come from the several financial institutions operating in Lawrence Federal's market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. Lawrence Federal's competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Additionally, competition for loans may increase due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. Lawrence Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also will change the competitive environment in which Lawrence Federal conducts business. Some of the institutions with which Lawrence Federal competes are significantly larger than Lawrence Federal and, therefore, have significantly greater resources. Due to its relatively small size, Lawrence Federal has fewer resources to devote to marketing and is less able to take advantage of technological advancements. Competition for deposits and the origination of loans could limit Lawrence Federal's growth in the future.

Lending Activities

         General. Lawrence Federal's loan portfolio primarily consists of one- to four-family mortgage loans, indirect auto loans, and mobile home loans. To a lesser degree, Lawrence Federal's loan portfolio also includes multi-family and commercial real estate loans and a variety of direct consumer loans.

         Lawrence Federal's loans are subject to federal laws and regulations. Interest rates charged by Lawrence Federal on loans are affected principally by Lawrence Federal's current asset/liability strategy, the demand for various types of loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

         Loan Portfolio Analysis. The following table presents the composition of Lawrence Federal's loan portfolio at the dates indicated. Lawrence Federal had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

                                                               At December 31,
                                               -----------------------------------------------
                                                        2000                     1999
                                               ----------------------    ---------------------
                                                            Percent                  Percent
                                                  Amount    of Total      Amount     of Total
                                               ----------- ----------    ---------  ----------
                                                           (Dollars in thousands)
Real estate loans:
   One- to four-family......................     $  51,298       49.8%     $51,606       66.6%
   Multi-family and commercial..............         9,371        9.1        5,962        7.7
   Other....................................           389        0.4          471        0.6
                                               -----------     -------   ---------      -----
      Total real estate loans...............        61,058       59.3       58,039       74.9
Consumer loans:
   Automobile...............................        17,204       16.7        2,268        2.9
   Other....................................         8,969        8.7        5,406        7.0
                                                 ---------    -------    ---------     ------
      Total consumer loans .................        26,173       25.4        7,674        9.9
                                                  --------     ------    ---------     ------
Mobile home loans...........................        15,804       15.3       11,759       15.2
                                                  --------     ------     --------     ------
      Total loans...........................       103,035      100.0%      77,472      100.0%
                                                                =====                   =====
Less:
   Net deferred loan origination costs......         3,125                   1,898
   Allowance for loan losses................          (775)                   (589)
                                                   --------                -------
   Total loans, net..........................      $105,385                $78,781
                                                   ========                =======

         The following table presents certain information at December 31, 2000 regarding the dollar amount of loans maturing in Lawrence Federal's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

                                                                  At December 31, 2000
                                     -------------------------------------------------------------------------------
                                                  Multi-
                                     One- to    Family and
                                     Four-      Commercial        Other                                      Total
                                     Family     Real Estate    Real Estate     Consumer      Mobile Home     Loans
                                     ------     -----------    -----------     ---------     -----------    --------
                                                                     (In thousands)
Amounts due in:
   One year or less.............      $   601     $    984        $ --         $ 1,193         $    30    $  2,808
   After one year:
   More than one year to three years      191           97          --           2,296           1,050       3,634
   More than three years to five years  1,187           66          --           8,133           5,355      14,741
   More than five years to 10 years     8,915        2,499         389           4,308           5,835      21,946
   More than 10 years to 15 years      16,387        2,702          --           3,038           2,184      24,311
   More than 15 years...........       24,017        3,023          --           7,205           1,350      35,595
                                     --------     --------      ------         -------         -------    --------
      Total amount due..........      $51,298       $9,371        $389         $26,173         $15,804    $103,035
                                      =======       ======        ----         =======         =======    ========

         Scheduled contractual principal repayments of loans do not reflect the actual life of the loans. The average life of a loan is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans generally give Lawrence Federal the right to declare loans immediately due and payable if, among other things, the borrower sells the real property with the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

         The following table sets forth, at December 31, 2000, the dollar amount of loans contractually due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                             Due After December 31, 2001
                                                                  -------------------------------------------------
                                                                      Fixed           Adjustable         Total
                                                                  --------------    --------------   --------------
                                                                                   (In thousands)
Real estate loans:
   One- to four-family.......................................         $37,116           $13,581          $50,697
   Multi-family and commercial...............................           7,124             1,263            8,387
   Other.....................................................             389                --              389
                                                                      -------           -------          -------
      Total real estate loans................................          44,629            14,844           59,473
Consumer loans...............................................          22,002             2,978           24,980
Mobile home loans............................................          14,722             1,052           15,774
                                                                      -------           -------         --------
      Total loans............................................         $81,353           $18,874         $100,227
                                                                      =======           =======         ========

         One- to Four-Family Real Estate Loans. Lawrence Federal's primary lending activity is the origination of loans secured by one- to four-family residences located in its market area. Lawrence Federal offers one-year adjustable-rate mortgage loans and fixed-rate mortgage loans. Historically, Lawrence Federal has found that borrowers in its market area have a preference for fixed-rate mortgage loans. At December 31, 2000, 73% of Lawrence Federal's residential mortgage loans had fixed interest rates and 27% had adjustable interest rates.

         Lawrence Federal offers fixed-rate loans with terms up to 30 years, although most loans have terms of 20 years or less. Lawrence Federal's adjustable-rate mortgage loans are based on an amortization schedule of 30 years. The loan fees charged, interest rates and other provisions of Lawrence Federal's mortgage loans are determined by Lawrence Federal on the basis of its own pricing criteria and market conditions. Interest rates and payments on Lawrence Federal's adjustable-rate mortgage loans are adjusted annually based on the Federal Housing Finance Board's national average mortgage contract rate for major lenders on the purchase of previously occupied homes. The maximum amount by which the interest rate may be increased or decreased on Lawrence Federal's adjustable-rate mortgage loans is generally 1% per year and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan. Lawrence Federal qualifies the borrower based on the borrower's ability to repay the loan based on the current index rate plus the applicable margin. Lawrence Federal's adjustable-rate mortgage loans typically include a prepayment penalty if the loan is paid off within three years. The terms and conditions of the adjustable-rate mortgage loans offered by Lawrence Federal, including the index for interest rates, may vary from time to time.

         Lawrence Federal occasionally makes loans to individuals for the construction of their principal residence. These loans are structured as permanent mortgage loans. Upon the closing of the loan, the proceeds are disbursed into an escrow account at Lawrence Federal. Funds are disbursed from the escrow as the house is built following review of the construction project by an independent inspector.

         Adjustable-rate mortgage loans help reduce Lawrence Federal's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although adjustable-rate mortgage loans help make Lawrence Federal's asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, yields on adjustable-rate mortgage loans may not be sufficient to offset increases in Lawrence Federal's cost of funds during periods of rising interest rates.

         Most loans originated by Lawrence Federal conform to Fannie Mae and Freddie Mac underwriting standards, although Lawrence Federal has not sold any loans in recent years. Lawrence Federal's residential mortgage loans typically do not exceed 80% of the appraised value of the property. Although Lawrence Federal's lending policies permit Lawrence Federal to lend up to 97% of the appraised value of the property, Lawrence Federal generally does not make loans where the loan-to-value ratio is over 90%. When the loan-to-value ratio exceeds 80%, Lawrence Federal usually imposes a higher interest rate, but does not require private mortgage insurance. Lawrence Federal requires all properties securing its mortgage loans to be appraised by an approved independent state-certified appraiser. Lawrence Federal generally requires an acceptable attorney's opinion on the status of its lien on all loans where real estate is the primary collateral. Lawrence Federal also requires that fire, casualty, hazard insurance and, if appropriate, flood insurance be maintained on most properties securing real estate loans made by Lawrence Federal.

         Multi-family and Commercial Real Estate Loans. Lawrence Federal originates both fixed- and adjustable-rate mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. In addition, Lawrence Federal occasionally participates in commercial real estate loans with other financial institutions in its market area. Nearly all of the properties securing Lawrence Federal's multi-family and commercial real estate loans are located in Lawrence Federal's market area.

         Most of the multi-family loans and commercial real estate loans originated by Lawrence Federal are fully amortizing loans with a term of ten years. Generally, the maximum loan-to-value ratio for a multi-family or commercial real estate loan is 70%. Lawrence Federal requires written appraisals prepared by an approved independent appraiser of all properties securing multi-family or commercial real estate loans.

         At December 31, 2000, Lawrence Federal's commercial real estate loans were secured by a variety of properties, including retail and small office properties, hotels and churches. At December 31, 2000, Lawrence Federal's largest commercial real estate loan had an outstanding balance of $504,000. The loan is secured by a hotel, furnishings, equipment and personal guarantees. At December 31, 2000, this loan was performing according to its original terms.

         Multi-family and commercial real estate lending affords Lawrence Federal an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by these properties usually are greater in amount and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by income producing properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. Lawrence Federal seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 70% for multi-family and commercial real estate loans and by strictly scrutinizing the financial condition of the borrower, the cash flow of the project, the quality of the collateral and the management of the property securing the loan. Lawrence Federal also attempts to minimize credit risk by lending almost solely on local properties to businesses with which Lawrence Federal is familiar. Lawrence Federal also generally obtains personal loan guarantees from financially capable parties.

         Other Real Estate Loans. Lawrence Federal's other real estate loans consist primarily of loans secured by unimproved land. These loans generally have a term of ten years or less. Lawrence Federal limits the maximum loan-to-value ratio for land loans to 70%.

         Mobile Home Loans. Since 1976, Lawrence Federal has originated mobile home loans through Lanco Services, Inc., a company that specializes in mobile home lending. Lawrence Federal's mobile home loans, which are made to borrowers in Kentucky, Ohio and Indiana, have terms ranging from five to 20 years and have either fixed or adjustable interest rates. At December 31, 2000, Lawrence Federal had 729 mobile homes loans, the average size of which was $20,900.

         Lanco Services assembles the required loan documents and provides them to Lawrence Federal for review. Lawrence Federal has the opportunity to accept or reject each loan. Lawrence Federal generally will finance up to a maximum of 95% of the purchase price of new mobile home units and up to a maximum of 80% of the market value of used mobile home units. Lawrence Federal requires that the borrower surrender the title to the mobile home unit during the term of the loan and also requires homeowner's insurance on the unit at least equal to the amount financed.

         Lawrence Federal has an arrangement with Lanco Services under which Lanco Services handles all delinquencies and defaults at its expense. Lawrence Federal pays Lanco Services a percentage of each loan, a portion of which is placed in a deposit account at Lawrence Federal. This deposit account is used to fund losses related to repossessions of mobile home units and to fund the return of origination fees in the event of prepayment of mobile home loans. In addition, in many instances, Lawrence Federal has recourse to the mobile home dealer if the borrower defaults during a specified period ranging from 12 months to the term of loan.

         Mobile home lending generally entails greater risk than traditional residential mortgage lending. Loans secured by mobile homes involve more credit risk than mortgage loans because of the type and nature of the collateral, which depreciates over time, and because mobile home borrowers tend to have lower incomes than Lawrence Federal's residential mortgage borrowers. In many cases, any repossessed collateral for a defaulted mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation or improper repair and maintenance of the underlying security. Lawrence Federal's arrangement with Lanco Services substantially mitigates the risks normally associated with mobile home lending. However, if Lawrence Federal were to stop originating mobile home loans, it would stop funding the deposit account through which losses have been absorbed. Once that deposit account is exhausted, all future losses would have to be charged against Lawrence Federal's allowance for loan losses. This may require Lawrence Federal to increase its allowance for loan losses. Furthermore, Lawrence Federal is currently not equipped to service its mobile home loan portfolio should Lanco Services be unable to do so. If Lanco Services ceases doing business or terminates its arrangement with Lawrence Federal, Lawrence Federal would likely need to hire additional staff in order to service the mobile home loan portfolio.

         Consumer Loans. Lawrence Federal offers a variety of consumer loans, including automobile loans, other secured loans, home equity credit lines, second mortgage loans, credit cards and unsecured personal loans.

         Lawrence Federal offers fixed-rate automobile loans with terms of up to 72 months. Loan-to-value ratios and maximum loan terms vary depending on the age of the vehicle. In April 2000, Lawrence Federal commenced an indirect automobile lending program, which is managed by an experienced consumer loan officer. Lawrence Federal originates automobile loans through approximately 17 automobile dealers in southern Ohio, western West Virginia and northeastern Kentucky. These dealers provide Lawrence Federal applications to finance new and used vehicles sold by their dealerships. Lawrence Federal has the opportunity to accept or reject each loan. Generally, Lawrence Federal does not make automobile loans that would be considered "sub-prime." Lawrence Federal pays a fee to the automobile dealer based on the interest rate on the loan. This fee, or dealer reserve, is deposited into an account at Lawrence Federal and paid to the dealer monthly. If a loan is paid off or charged off within a specified time period, Lawrence Federal is credited with a portion of the dealer reserve, which it may withhold from the dealer's account or credit against future payments to the dealer. Lawrence Federal anticipates that it will be able to significantly increase the size of its automobile loan portfolio through its indirect lending program. At December 31, 2000, Lawrence Federal held $13.8 million of indirect auto loans.

         Lawrence Federal also originates consumer loans secured by boats, motorcycles, campers, motor homes and other recreational vehicles. These loans have fixed interest rates and terms of up to five years. At December 31, 2000, Lawrence Federal had $8.7 million of such loans.

         Lawrence Federal offers home equity lines of credit and second mortgage loans. At December 31, 2000, these loans totaled $525,000. The underwriting standards applicable to these loans generally are the same as for one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 90% of the appraised value of the property.

         Lawrence Federal offers proprietary credit cards. At December 31, 2000, Lawrence Federal had approximately 1,456 credit card accounts with a total balance of $962,000. The card program generally provides an individual credit limit of $5,000 or less, however some credit limits may be higher, and currently provides for a fixed interest rate of 13.80%. The terms of this program may vary from time to time.

         Lawrence Federal makes unsecured personal loans in amounts generally not in excess of $10,000. Lawrence Federal also provides overdraft protection on checking accounts. At December 31, 2000, unsecured loans totaled $1.9 million.

         Lawrence Federal believes that it will benefit from the higher yields earned on consumer loans and that the shorter duration of consumer loans will improve Lawrence Federal's interest rate risk position. However, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Lawrence Federal expects that it will increase its allowance for loan losses as its consumer loan portfolio grows by charging a provision for loan losses against income.

         Loans to One Borrower. The maximum amount that Lawrence Federal may lend to one borrower is limited by regulation. At December 31, 2000, Lawrence Federal's regulatory limit on loans to one borrower was $2.1 million. At that date, Lawrence Federal's largest amount of loans to one borrower, including the borrower's related interests, was approximately $1.0 million and consisted of commercial and residential real estate loans. These loans were performing according to their original terms at December 31, 2000.

         Loan Approval Procedures and Authority. Lawrence Federal's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Lawrence Federal's Board of Directors and management. Generally, all mortgage loans require prior approval of Lawrence Federal's Board of Directors. Various bank personnel have been delegated authority to approve mobile home loans and consumer loans, including automobile loans. Two employees may combine their authority to jointly approve a loan that exceeds their individual lending authority.

         Loan Originations, Purchases and Sales. Lawrence Federal's lending activities are conducted by its employees operating through Lawrence Federal's offices. Except in connection with its mobile home and indirect automobile lending, Lawrence Federal relies on advertising, referrals from realtors and customers, and personal contact by Lawrence Federal's staff to generate loan originations. Lawrence Federal does not use loan correspondents or other third-parties to originate loans. Lawrence Federal occasionally purchases participation interests in commercial mortgage loans through other financial institutions in its market area. In the past, Lawrence Federal generally has retained for its portfolio all of the loans that it originated. Going forward, Lawrence Federal intends to sell substantially all of the fixed-rate mortgage loans it originates. Lawrence Federal's ability to originate adjustable-rate and fixed-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. As a result of the low interest rate environment in recent years, Lawrence Federal has experienced strong loan demand as customers have preferred fixed-rate, fully amortized loans.

         The following table presents activity in the loan portfolio during the periods indicated.

                                                          Year Ended
                                                         December 31,
                                                    ----------------------
                                                       2000        1999
                                                    ----------  ----------
                                                         (In thousands)
Loans at beginning of period........................ $  77,472     $69,410
   Originations:
     Real estate loans:
       One- to four-family..........................    15,594      15,446
       Multi-family and commercial..................       217          75
       Other........................................        --          25
                                                     ---------     -------
           Total real estate loans..................    15,811      15,546
     Consumer:
        Automobile..................................    18,219       1,962
        Other.......................................    11,915       7,677
     Mobile home....................................     7,093       4,016
                                                     ---------     -------
                  Total loans originated............    53,038      29,201

Participation loans purchased.......................        --          --
Deduct:
      Principal loan repayments
       and prepayments..............................    27,475      21,139
      Loan sales....................................        --          --
      Transfers to REO..............................        --          --
                                                     ---------     -------
            Sub-total...............................    27,475      21,139
                                                     ---------    --------
Net loan activity...................................    25,563       8,062
                                                     ---------    --------
      Loans at end of period .......................  $103,035     $77,472
                                                     =========    ========


         Loan  Commitments.  Lawrence  Federal  issues loan  commitments  to its
prospective   borrowers   conditioned  on  the  occurrence  of  certain  events.
Commitments are made in writing on specified terms and conditions and are honored for up to 90 days from approval. At December 31, 2000, Lawrence Federal had loan commitments totaling $4.4 million. See note 8 of the notes to financial statements included in this Form 10-KSB.

         Loan Fees. In addition to interest earned on loans, Lawrence Federal receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

         Lawrence Federal charges loan origination fees, which are calculated as a percentage of the amount borrowed, subject to a minimum amount. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2000, Lawrence Federal had $3.1 million of net deferred loan costs.

         Nonperforming Assets and Delinquencies. All loan payments are due on the first day of each month. When a borrower on a residential mortgage loan fails to make a required loan payment, Lawrence Federal attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed after 15 days of delinquency. In most cases, deficiencies are cured promptly. Additional notices are mailed after 30 and 60 days of delinquency and Lawrence Federal attempts to contact the borrower by either telephone, letter or in person in order to determine the cause of the delinquency and to arrange for curing the default. In most cases, after the 90th day of delinquency, Lawrence Federal commences foreclosure proceedings under the terms of the security instrument and applicable law.

         When a borrower on a consumer loan fails to make a required loan payment, a late notice is mailed after 10 days of delinquency and Lawrence Federal follows up with a letter and a phone call to the borrower. Depending on the type of collateral, Lawrence Federal may take action to repossess the property securing the loan. Delinquent mobile home loans are handled by the company through which Lawrence Federal originates the loans.

         Management informs the Board of Directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure, and all foreclosed and repossessed property that Lawrence Federal owns.

         Lawrence Federal ceases accruing interest on loans when principal or interest payments are delinquent 90 days or more unless the loan is adequately collateralized and in the process of collection. Once the accrual of interest on a loan is discontinued, all interest previously accrued is reversed against current period interest income once management determines that interest is uncollectible.

         The following table presents information with respect to Lawrence Federal's nonperforming assets at the dates indicated.

                                                             At December  31,
                                                         -----------------------
                                                            2000          1999
                                                         ---------      --------
                                                          (Dollars in thousands)
Accruing loans past due 90 days or more:
   One- to four-family real estate....................... $  25         $  45
   Multi-family and commercial real estate...............    --            --
   Other real estate.....................................    --            --
   Automobile............................................    --             5
   Other consumer .......................................    45            27
   Mobile home ..........................................   263           209
                                                          -----         -----
         Total...........................................   333           286
Nonaccruing loans:
   One- to four-family real estate.......................    84            --
   Multi-family and commercial real estate...............    --            --
   Other real estate.....................................    --            --
   Automobile............................................    --            --
   Other consumer........................................    --            --
   Mobile home...........................................    --            --
                                                          -----         -----
         Total...........................................    84            --
Real estate owned (REO)..................................    --            --
Other repossessed assets.................................   253           342
                                                          -----         -----
         Total nonperforming assets......................   670           628
Troubled debt restructurings.............................    --            --
                                                          -----         -----
Troubled debt restructurings and
   total nonperforming assets............................  $670          $628
                                                           ====          ====
Total nonperforming loans and
   troubled debt restructurings as a
   percentage of total loans.............................  0.40%         0.37%
Total nonperforming assets and
   troubled debt restructurings as a
   percentage of total assets............................  0.54%         0.61%


         Interest income that would have been recorded for the years ended December 31, 2000 and 1999 had nonaccruing loans been current according to their original terms amounted to approximately $2,700 and $3,000, respectively. No interest related to these loans was included in interest income for the years ended December 31, 2000 or 1999.

         The following table sets forth the delinquencies in Lawrence Federal's loan portfolio as of the dates indicated.

                                        At December 31, 2000                        At December 31, 1999
                              ----------------------------------------   ----------------------------------------
                                   30-89 Days        90 Days or More         30-89 Days        90 Days or More
                              -------------------- -------------------   ------------------- --------------------
                                Number   Principal  Number   Principal    Number   Principal   Number   Principal
                                  of      Balance     of      Balance       of      Balance      of      Balance
                                Loans    of Loans    Loans   of Loans      Loans   of Loans    Loans    of Loans
                              ---------- --------- --------- ---------   --------- --------- ---------- ---------
                                                            (Dollars in thousands)
Real estate loans:
   One- to four-family.......        8    $  342         3      $109           6    $  245         2      $  45
   Multi-family and
      commercial.............        -         -         -         -           -         -         -          -
   Other.....................        -         -         -         -           -         -         -          -
Consumer loans:
   Automobile................       20       161         -         -           7        50         2          5
   Other.....................       76       380        13        45          57       138        12         27
Mobile home loans............       80     1,659        29       263          48       867        32        209
                                   ---    ------        --      ----         ---    ------        --       ----
      Total..................      184    $2,542        45      $417         118    $1,300        48       $286
                                   ===    ======        ==      ====         ===    ======        ==       ====
Delinquent loans to
   total gross loans.........               2.47%               0.40%                 1.68%                0.37%

         Real Estate Owned. Real estate acquired by Lawrence Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. At December 31, 2000, Lawrence Federal had no real estate owned.

         Asset Classification. Federal banking regulators have adopted various regulations and practices regarding problem assets of savings institutions. Under such regulations, examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified.

         There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that, on the basis of currently existing facts, conditions and values, the weaknesses make collection or liquidation in full questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention." Lawrence Federal monitors "special mention" assets.

         The following table presents classified and special mention assets at December 31, 2000.

                                           Loss             Doubtful            Substandard        Special Mention
                                   -------------------  ------------------   ------------------  --------------------
                                                Number              Number               Number                Number
                                   Principal      of    Principal    of      Principal    of      Principal      of
                                    Balance     Loans    Balance    Loans     Balance    Loans     Balance     Loans
                                    -------     -----    -------    -----     -------    -----     -------     -----
                                                                    (Dollars in thousands)
Real estate loans:
   One- to four-family ........     $  --         --       $ --         --       $109          3    $   --       --
   Multi-family and
    commercial ................        --         --         --         --         --         --        --       --
   Other ......................        --         --         --         --         --         --        --       --
Consumer loans:
   Automobile .................        --         --         --         --         --         --        --       --
   Other ......................        --         --         10          9         35          4        --       --
Mobile home loans .............        --         --         --         --        516         41        --       --
                                    -----                  ----       ----       ----       ----      ----
      Total ...................    $   --         --       $ 10          9       $660         48    $   --       --
                                    =====                  ====       ====       ====       ====      ====


         Allowance for Loan Losses. In originating loans, Lawrence Federal recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. Lawrence Federal maintains an allowance for loan losses to absorb losses probable in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, probable and estimable losses, information about specific borrower situations and estimated collateral values, economic conditions and other factors.

         The loan portfolio and other credit exposures are regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes comparison to actual losses, peer group comparisons, industry data and economic conditions. In addition, the regulatory agencies, as an integral part of their examination process, periodically review Lawrence Federal's allowance for loan losses. Such agencies may require Lawrence Federal to make additional provisions for estimated losses based upon judgments different from those of management.

         In connection with assessing the allowance, loss factors are applied to various pools of outstanding loans. Lawrence Federal segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, consumer). Loss factors are derived using Lawrence Federal's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

         In addition, management assesses the allowance using factors that cannot be associated with specific credit or loan categories. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The allowance methodology reflects management's objective that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

         At December 31, 2000, Lawrence Federal's allowance for loan losses represented 0.75% of total gross loans and 116% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Lawrence Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Lawrence Federal's loan portfolio, will not request Lawrence Federal to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Lawrence Federal's financial condition and results of operations.

         The  following  table  presents  an  analysis  of  Lawrence   Federal's
allowance for loan losses.


                                                        Year Ended December 31,
                                                        -----------------------
                                                         2000            1999
                                                         ----            ----
                                                         (Dollars in Thousands)
Allowance for loan losses,
 beginning of year .............................         $ 589           $ 536
Charged-off loans:
   Real estate .................................            --              --
   Consumer ....................................          (119)           (137)
   Mobile home .................................            --              --
                                                         -----           -----
      Total charged-off loans ..................          (119)           (137)
Recoveries on loans previously
 charged off:
   Real estate .................................            --              --
   Consumer ....................................            10              70
   Mobile home .................................            --              --
                                                         -----           -----
      Total recoveries .........................            10              70
                                                         -----           -----
Net loans charged-off ..........................          (109)            (67)
Provision for loan losses ......................           295             120
                                                         -----           -----
Allowance for loan losses, end
 of period .....................................         $ 775           $ 589
                                                         =====           =====
Net loans charged-off to average
 interest-earning loans ........................          0.12%           0.09%
Allowance for loan losses to
 total loans ...................................          0.75%           0.76%
Allowance for loan losses to
 nonperforming loans and troubled
 debt restructuring ............................        116.00%          94.00%

         The following table presents the approximate allocation of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.


                                                    At December 31,
                       -------------------------------------------------------------------------
                                    2000                                    1999
                       --------------------------------        ---------------------------------
                                 Percent of    Percent                    Percent of    Percent
                                 Allowance     of Loans                   Allowance     of Loans
                                  in Each      in Each                     in Each      in Each
                                  Category     Category                    Category     Category
                                  to Total     to Total                    to Total     to Total
                       Amount    Allowance      Loans          Amount     Allowance      Loans
                       ------    ---------     --------        ------     ---------     --------
                                               (Dollars in thousands)
Real estate........        $351     45.3%       57.4%            $155      26.3%           74.9%
Consumer...........         175     22.6        25.5              176      30.0             9.9
Mobile home........         208     26.8        17.1              208      35.3            15.2
Unallocated........          41      5.3         N/A               50       8.4             N/A
                         ------    -----                       ------      ----
   Total allowance
    for loan losses        $775    100.0%                        $589     100.0%
                           ====    =====                         ====     =====


Investment Activities

         Under federal law, Lawrence Federal has authority to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Cincinnati and certificates of deposit of federally insured institutions. Within certain regulatory limits, Lawrence Federal may also invest a portion of its assets in corporate securities, including non-mortgage, asset-backed instruments. Savings institutions like Lawrence Federal are also required to maintain an investment in Federal Home Loan Bank of Cincinnati stock. Lawrence Federal is required under federal regulations to maintain a minimum amount of liquid assets.

         Lawrence  Federal's  Investment   Committee,   which  consists  of  the
President  and  two  members  of  the  Board  of  Directors,   has  the  overall
responsibility for Lawrence Federal's investment portfolio. The Board of Directors also receives a monthly portfolio report. Lawrence Federal's President is authorized to make investment decisions consistent with Lawrence Federal's investment policy and the recommendations of Lawrence Federal's Investment Committee and is primarily responsible for daily investment activities.

         The primary objectives of Lawrence Federal's investment portfolio are to provide a source of liquidity sufficient to meet regulatory and operating requirements, provide an alternative source of income through interest and dividends, improve Lawrence Federal's interest rate risk position, diversify Lawrence Federal's assets and provide collateral for pledging. Investment decisions are made in accordance with Lawrence Federal's investment policy and are based upon the quality of a particular investment, its inherent risks, the composition of the balance sheet, market expectations, Lawrence Federal's liquidity, income and collateral needs and how the investment fits within Lawrence Federal's interest rate risk strategy.

         The investment portfolio consists primarily of debt issues. It is the current practice of Lawrence Federal to invest in debt securities with maturities of five years or less issued only by the United States Treasury or United States government agencies. The other securities in Lawrence Federal's investment portfolio consist of trust preferred securities. All of the securities in the portfolio carry market risk, insofar as increases in market interest rates may cause a decrease in market value. In addition, trust preferred securities carry credit risk, insofar as the payment of dividends depends on the successful operation of the companies that sponsored them. All of the trust preferred securities purchased by Lawrence Federal have received one of the two highest ratings by a nationally recognized rating agency such as Standard & Poor's or Moody's.

         Generally accepted accounting principles require that securities be categorized as either "held-to-maturity," "trading securities" or "available-for-sale," based on management's intent as to the ultimate disposition of each security. Debt securities may be classified as "held-to-maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as
"held-to-maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Lawrence Federal does not currently use or maintain a trading account. Debt and equity securities not classified as either "held-to-maturity" or "trading securities" are classified as "available-for-sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Lawrence Federal currently classifies all of its securities as available-for-sale.

         At December 31, 2000, Lawrence Federal did not own any securities, other than U.S. Government and agency securities, that had an aggregate book value in excess of 10% of Lawrence Federal's retained earnings at that date.

         The following table presents the amortized cost and fair value of Lawrence Federal's securities at the dates indicated.


                                                  At December 31,
                                    --------------------------------------------
                                           2000                    1999
                                    -------------------     --------------------
                                    Amortized      Fair     Amortized     Fair
                                       Cost        Value       Cost       Value
                                       ----        -----       ----       -----
                                                   (In thousands)
U.S. Treasury securities .......     $    --     $    --     $   682     $   669
Obligations of U.S.
 government agencies ...........       5,506       5,472      11,057      10,756
Other securities ...............       1,013         959       1,019         816
                                     -------     -------     -------     -------
    Total ......................     $ 6,519     $ 6,431     $12,758     $12,241
                                     =======     =======     =======     =======

         The following presents the activity in the securities portfolio for the periods indicated.


                                                             Year Ended
                                                             December 31,
                                                       ------------------------
                                                         2000            1999
                                                         ----            ----
                                                            (In thousands)
Investment securities, beginning
 of period .....................................       $ 12,241        $ 12,763
Purchases:
   Investment securities-
    available-for-sale .........................          2,050           2,183
Sales:
   Investment securities-
    available-for-sale .........................         (8,119)         (1,123)
Calls and maturities:
   Investment securities-
    available-for-sale .........................             --          (1,002)
(Amortization) accretion of
 premium/discount ..............................            (13)            (23)
Increase (decrease) in unrealized
 appreciation/depreciation .....................            272            (557)
                                                       --------        --------
      Net increase (decrease) in
       investment securities ...................         (5,810)           (522)
                                                       --------        --------
Investment securities, end
 of period .....................................       $  6,431        $ 12,241
                                                       ========        ========



         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of Lawrence Federal's debt securities as of December 31, 2000.

                                                                    At December 31, 2000
                             ------------------------------------------------------------------------------------------------------
                                                 More than One Year  More than Five Years
                              One Year or Less     to Five Years         to Ten Years    More than Ten Years           Total
                             ------------------  ------------------  ------------------  --------------------  --------------------
                                       Weighted            Weighted            Weighted             Weighted              Weighted
                             Carrying  Average  Carrying   Average   Carrying  Average   Carrying    Average   Carrying     Average
                               Value    Yield     Value     Yield      Value    Yield      Value      Yield      Value       Yield
                               -----    -----     -----     -----      -----    -----     -----       -----      -----       -----
                                                                   (Dollars in thousands)
Obligations of U.S.
  government agencies ........ $  --    --%      $5,472       6.30%    $  --     --%      $  --         --%     $5,472       6.30%
Other securities .............    --    --           --         --        --     --         959       7.07         959       7.07
                               -----             ------                -----              -----                 ------
   Total debt securities
    at a fair value .......... $  --    --%      $5,472       6.30%    $  --     --%      $ 959       7.07%     $6,431       6.41%
                               =====             ======                =====              =====                 ======


Deposit Activities and Other Sources of Funds

         General. Deposits are the major external source of funds for Lawrence Federal's lending and other investment activities. In addition, Lawrence Federal also generates funds internally from loan principal repayments and prepayments and maturing securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Lawrence Federal may use borrowings from the Federal Home Loan Bank of Cincinnati to compensate for reductions in the availability of funds from other sources. Presently, Lawrence Federal has no other borrowing arrangements aside from the Federal Home Loan Bank. Until recent years, Lawrence Federal relied almost exclusively on deposits and internally generated funds as its source of funds. In 1997, Lawrence Federal began utilizing advances from the Federal Home Loan Bank. Lawrence Federal anticipates that it will continue to use borrowed funds in the future, depending on market conditions and its need for funds.

         Deposit Accounts. Nearly all of Lawrence Federal's depositors reside in Ohio, Kentucky or West Virginia. Lawrence Federal offers a wide variety of deposit accounts with a range of interest rates and terms. Lawrence Federal's deposit accounts consist of a variety of savings accounts, checking and NOW accounts, certificates of deposit, individual retirement accounts and money market accounts. The maturities of Lawrence Federal's certificate of deposit accounts range from 91 days to five years. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties, limits on the number of transactions and the interest rate. Lawrence Federal reviews its deposit mix and pricing weekly.

         Lawrence Federal believes it is competitive in the interest rates it offers on its deposit products. Lawrence Federal determines the rates paid based on a number of factors, including rates paid by competitors, Lawrence Federal's need for funds and cost of funds, borrowing costs and movements of market interest rates. Lawrence Federal does not utilize brokers to obtain deposits and at December 31, 2000 had no brokered deposits.

         The following table shows the composition of Lawrence Federal's deposit accounts at the dates indicated.


                                                            At December 31
                                                       -------------------------
                                                         2000              1999
                                                         ----              ----
                                                             (In thousands)
Noninterest-bearing accounts .................         $  1,409         $  1,309
Passbook accounts ............................           19,568           17,835
Money market accounts ........................              897              790
NOW accounts .................................            9,142           10,257
Certificates of deposit ......................           72,091           60,108
                                                       --------         --------
     Total deposits ..........................         $103,107         $ 90,299
                                                       ========         ========


         The following table presents the deposit activity of Lawrence Federal for the periods indicated:


                                                                Year Ended
                                                               December 31,
                                                          ----------------------
                                                            2000          1999
                                                            ----          ----
                                                              (In thousands)
Beginning balance ...................................     $ 90,299     $ 88,492
Increase (decrease) before interest credited ........        8,224       (2,215)
Interest credited ...................................        4,584        4,022
                                                          --------     --------
Net increase ........................................       12,920        1,807
                                                          --------     --------
      Ending balance ................................     $103,107     $ 90,299
                                                          ========     ========

         At  December  31,  2000,   Lawrence   Federal  had  $13.1   million  in
certificates of deposit with principal balances of $100,000 or more maturing as follows:


                                                              Weighted
   Maturity Period                            Amount        Average Rate
   ---------------                            ------        ------------
                                               (Dollars in thousands)
Three months or less ....................... $ 2,282            6.58%
Over 3 through 6 months ....................   1,966            6.59
Over 6 through 12 months ...................   4,586            6.66
Over 12 months .............................   4,308            5.35
                                             -------
         Total ............................. $13,142            6.20%
                                             =======


         Borrowings. Lawrence Federal has the ability to use advances from the Federal Home Loan Bank of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Cincinnati functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Cincinnati, Lawrence Federal is required to own capital stock in the Federal Home Loan Bank of Cincinnati and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2000, Lawrence Federal had arranged the ability to borrow a total of approximately $5.0 million from the Federal Home Loan Bank of Cincinnati.

         The following table presents certain information regarding Lawrence Federal's borrowed funds at or for the periods ended on the dates indicated:


                                                         Year Ended December 31,
                                                         -----------------------
                                                           2000           1999
                                                           ----           ----
                                                          (Dollars in thousands)
FHLB advances:
   Average balance outstanding ...................       $ 5,172        $   633
   Maximum amount outstanding
    at any month-end during the period ...........        10,000          4,500
   Balance outstanding at end of period ..........         5,000          4,500
   Weighted average interest rate
    during the period ............................          6.69%          5.64%
   Weighted average interest rate
    at end of period .............................          6.87           5.64


Subsidiaries

         Lawrence Federal has one subsidiary, Lawrence Financial Services Corp. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At December 31, 2000, Lawrence Federal's equity investment in its subsidiary was $187,000, or 1.5% of total assets. Lawrence Financial Services Corp. holds real property for investment purposes.

Personnel

         As of December 31, 2000, Lawrence Federal had 41 full-time employees and three part-time employees, none of whom is represented by a collective bargaining unit. Lawrence Federal believes its relationship with its employees is good.


                           REGULATION AND SUPERVISION

General

         As a savings and loan holding company, Lawrence Financial is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Lawrence Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Lawrence Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Lawrence Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Lawrence Federal's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the U.S. Congress, could have a material adverse impact on Lawrence Financial, Lawrence Federal and their operations. Certain of the regulatory requirements applicable to Lawrence Federal and to Lawrence Financial are referred to below or elsewhere in this report. The description of statutory provisions and regulations applicable to savings institutions and their holding companies included in this report does not purport to be a complete description of such statutes and regulations and their effects on Lawrence Federal and Lawrence Financial. As a condition to the approval of Lawrence Federal's conversion, the Office of Thrift Supervision has required Lawrence Federal to operate under a charter that subjects it to the supervision of the Office of Thrift Supervision for a period of three years.

Holding Company Regulation

         Lawrence Financial is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as Lawrence Financial, was not generally restricted as to the types of business activities in which it may engage, provided that Lawrence Federal continued to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. Lawrence Financial is not grandfathered and is limited to the activities permissible for financial holding companies or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulation.

         A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the holding company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

         The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Lawrence Federal must notify the Office of Thrift Supervision 30 days before declaring any dividend to Lawrence Financial. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

         Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

         Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2000, Lawrence Federal met each of its capital requirements.

         The following table presents Lawrence Federal's capital position at December 31, 2000.


                                                                    Capital
                                                   Excess      -----------------
                         Actual     Required    (Deficiency)   Actual   Required
                         Capital     Capital       Amount      Percent   Percent
                         -------     -------       ------      -------   -------
                                          (Dollars in thousands)
Tangible.............    $12,996      $4,981        $8,015      10.44%     1.50%
Core (Leverage)......     12,996       4,981         8,015      10.44      4.00
Risk-based...........     13,771       7,190         6,581      15.32      8.00


         Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of Tier 1 (core) capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift
Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Insurance of Deposit Accounts. Lawrence Federal is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for insured institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. Since January 1, 2000, there has been equal sharing of Financing Corporation payments between members of both insurance funds.

         The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Lawrence Federal. Management cannot predict what insurance assessment rates will be in the future.

         Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Lawrence Federal does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.

         QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2000, Lawrence Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitations on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under current regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like Lawrence Federal, it is a subsidiary of a holding company. In the event Lawrence Federal's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Lawrence Federal's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

         Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in Lawrence Federal's latest quarterly thrift financial report.

         Transactions with Related Parties. Lawrence Federal's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including Lawrence Financial and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         Lawrence Federal's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans Lawrence Federal may make to insiders based, in part, on Lawrence Federal's capital position and requires certain board approval procedures to be followed. Loans to executive officers are subject to additional restrictions.

         Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

         Lawrence Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Lawrence Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Lawrence Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2000 of $549,100.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Lawrence Federal complies with the foregoing requirements.

Prospective Legislation

         Lawrence Federal and Lawrence Financial, as a savings and loan holding company, are extensively regulated and supervised. Regulations, which affect Lawrence Federal on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who administer those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the U.S. Congress, could have a material impact on Lawrence Financial, Lawrence Federal or its operations.

         Legislation enacted several years ago provided that the Bank Insurance Fund and the Savings Association Insurance Fund would have merged on January 1, 1999 if there had been no more savings associations as of that date. Congress did not enact legislation eliminating the savings association charter by that date. Lawrence Federal is unable to predict whether the Savings Association Insurance Fund and Bank Insurance Fund will eventually be merged and what effect, if any, that may have on its business.


                           FEDERAL AND STATE TAXATION

Federal Income Taxation

         General. Lawrence Financial and Lawrence Federal report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to Lawrence Financial and Lawrence Federal in the same manner as to other corporations with some exceptions, including particularly Lawrence Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Lawrence Federal or Lawrence Financial. Lawrence Federal's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1995. For its 2000 year, Lawrence Federal's maximum federal income tax rate was 34%.

         Bad Debt Reserves. For fiscal years beginning before December 31, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.

         Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1.5 million of Lawrence Federal accumulated bad debt reserves would not be recaptured into taxable income unless Lawrence Federal makes a "non-dividend distribution" to Lawrence Financial as described below.

         Distributions. If Lawrence Federal makes "non-dividend distributions" to Lawrence Financial, the distributions will be considered to have been made from Lawrence Federal's unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1988, to the extent of the "non-dividend distributions," and then from Lawrence Federal's supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Lawrence Federal's taxable income. Non-dividend distributions include distributions in excess of Lawrence Federal's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Lawrence Federal's current or accumulated earnings and profits will not be so included in Lawrence Federal's taxable income.

         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Lawrence Federal makes a non-dividend distribution to Lawrence Financial, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. Lawrence Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

         Ohio State Taxation. Lawrence Financial is subject to the Ohio corporation franchise tax, which, as applied to it, is a tax measured by both net income and net worth. In general, the tax liability is the greater of 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000, or 0.40% of taxable net worth. Under these alternative measures of computing the tax liability, complex formulas determine the jurisdictions to which total net income and total net worth are apportioned or allocated. The minimum tax is $50 per year and maximum tax liability as measured by net worth is limited to $150,000 per year.

         A special litter tax also applies to all corporations, including Lawrence Financial, subject to the Ohio corporation franchise tax. This litter tax does not apply to "financial institutions." If a corporation pays franchise tax on the basis of net income, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If a corporation pays franchise tax on the basis of net worth, the litter tax is equal to 0.014% times taxable net worth.

         A statutory exemption from the net worth tax is available to Lawrence Financial if certain conditions are satisfied. Lawrence Financial expects to qualify for this exemption, which would restrict its tax liability to the tax measured by net income.

         Lawrence Federal is a "financial institution" for Ohio tax purposes. Accordingly, it must pay the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% of the Lawrence Federal's apportioned book net worth, determined under generally accepted accounting principles, less any statutory deduction. This tax rate is scheduled to decrease to 1.3% in the year 2000. As a "financial institution," Lawrence Federal does not pay any Ohio tax based upon net income or net profits.

         Maryland State Taxation. As a Maryland corporation not earning income in Maryland, Lawrence Financial is exempt from Maryland corporate income tax.

Item 2.  Description of Property
-------  -----------------------

         Lawrence Federal currently conducts its business through its main office located in Ironton, Ohio, and four other full-service banking offices, all of which it owns.


                                                                 Net Book Value
                                                                  of Property
                                    Original                      or Leasehold
                                      Year                      Improvements at
 Location                           Acquired                   December 31, 2000
 --------                           --------                   -----------------
Main/Executive Office:                                           (In thousands)

311 South 5th Street
Ironton, Ohio  45638                   1976                           $  746


Drive Through Facility:

511 Vernon Street
Ironton, Ohio  45638                   1997                              194

Branch Offices:

401 2nd Avenue
Chesapeake, Ohio  45619                1960                               69

7510 State Route 7
Proctorville, Ohio  45669              1993                              152

404 Solida Road
South Point, Ohio  45680               1975                              161

9000 Ohio River Road
Wheelersburg, Ohio  45694              1998                              669
                                                                      ------
         Total                                                        $1,991
                                                                      ======


Item 3.  Legal Proceedings
-------  -----------------

         Periodically, there have been various claims and lawsuits involving Lawrence Federal, such as claims to enforce liens, condemnation proceedings on properties in which Lawrence Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to Lawrence Federal's business. Neither Lawrence Financial nor Lawrence Federal is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of Lawrence Financial.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

         Lawrence Financial's common stock began trading on the OTC-Bulletin Board under the symbol "LWFH" on December 29, 2000. The initial offering price was $10.00 per share. As of December 31, 2000, there were 775,827 shares of common stock outstanding and 288 stockholders, excluding persons or entities who hold stock in nominee or "street name." The price of common stock on December 29, 2000 ranged from a high of $11.125 to a low of $10.625. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         Dividend payments by Lawrence Financial are dependent primarily on dividends received by Lawrence Financial from Lawrence Federal. Under federal regulations, the dollar amount of dividends Lawrence Federal may pay is dependent upon its capital position and recent net income. Generally, if Lawrence Federal satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed by the OTS regulations. In addition, institutions that have converted to the stock form of ownership are prohibited from engaging in such activities if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in the conversion in accordance with the Office of Thrift Supervision regulations.

Use of Proceeds

         The  following   information  is  provided  with  respect  to  Lawrence
Financial's initial public sale of its common stock.

          o The effective date of the Registration Statement on Form SB-2 (File No. 333-45404) was November 13, 2000.

          o The offering was not underwritten. Keefe, Bruyette & Woods, Inc. acted as marketing agent for the offering.

          o The class of securities registered was common stock, $0.01 par value per share. The aggregate amount of such securities registered was 859,625 shares at an offering price of $10.00 per share. The offering terminated on December 29, 2000 with the sale of 775,827 shares at a price of $10.00 per share.

          o The total offering expenses incurred by the company were approximately $685,495, none of which was paid directly or indirectly to directors and officers of the company or their associates.

          o The net proceeds of the offering were $7.76 million of which $620,660 was lent to Lawrence Federal's employee stock ownership plan to purchase stock in the offering. Five million dollars of the net proceeds were invested in Lawrence Federal and the remaining proceeds were invested in short-term interest-earning assets. This use of net proceeds is materially consistent with the use of net proceeds described in the prospectus.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------  ----------------------------------------------------------
        of Operations
        -------------

General

         Lawrence Federal's results of operations depend primarily on net interest income, which is the difference between the interest income earned on Lawrence Federal's interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. Lawrence Federal also generates noninterest income primarily from loan fees and service charges. Lawrence Federal's noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, data processing costs, and other operating expenses. Lawrence Federal's results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations.

Operating Strategy

         Lawrence Financial, through its wholly owned subsidiary Lawrence Federal, operates as a community-oriented financial institution focused on meeting the financial service needs of consumers in its market area. To accomplish this objective, Lawrence Federal offers a variety of mortgage and consumer loans and retail deposit products. Lawrence Federal has extended its lending activities outside of its market area through programs for originating mobile home and automobile loans through a network of dealers. These indirect lending programs help Lawrence Federal originate a larger amount of consumer loans, which typically have shorter terms and higher yields than mortgage loans, than Lawrence Federal would otherwise be able to originate. In addition, the origination of shorter term consumer loans helps Lawrence Federal manage its interest rate risk. Lawrence Federal intends to continue to focus on further expansion of its non- mortgage lending.

Comparison of Financial Condition at December 31, 2000 and 1999

         During fiscal year 2000, total assets increased $20.9 million, or 20%, to $123.8 million at December 31, 2000. The increase in assets in 2000 primarily reflects growth in the loan portfolio. During the year ended December 31, 2000, loans receivable grew $26.6 million, or 34%. Consumer loans grew $18.7 million, or 253%, real estate loans grew $2.7 million, or 5%, and mobile home loans grew $4.5 million, or 33%. The majority of the growth in consumer loans is tied to the indirect automobile lending program which began in April 2000, while real estate loans increased as a result of market demand and increased marketing by Lawrence Federal. Mobile home loans increased as a result of increased origination efforts by the third party through which Lawrence Federal originates most of its mobile home loans. The fair market value of Lawrence Federal's long term investments, held in the form of securities, decreased in fiscal year 2000 by $5.3 million, or 43%, as Lawrence Financial used the liquidity provided by these assets to fund the growth of higher yielding loans. Lawrence Financial's available cash and cash equivalents were also put to work as funding for loan growth resulting in a decrease of $2.5 million, or 53%, for the year ended December 31, 2000.

         During 2000, total deposits and borrowings increased $13.4 million, or 14%, to $108.2 million at December 31, 2000. For the fiscal year 2000, deposits increased $12.9 million, or 14%, and Federal Home Loan Bank advances increased by $0.5 million as Lawrence Financial relied on deposits to fund the majority of the loan growth. Deposits grew during this period as a result of marketing efforts and aggressively priced products.

         Equity increased $7.1 million, or 93%, during fiscal year 2000 to $14.9 million at December 31, 2000. On December 28, 2000, Lawrence Financial completed its initial public offering in connection with the conversion of Lawrence Federal to stock form. Lawrence Financial sold 775,827 shares at $10.00 per share, generating $7.8 million in gross proceeds to Lawrence Financial. During the year ending December 31, 2000, retained earnings increased $422,000 as a result of net income while accumulated other comprehensive income improved from an unrealized loss of $341,000 to an unrealized loss of $58,000, primarily as a result of changes to the securities available-for-sale portfolio arising during the period.

Comparison of Operating Results for the Years Ended December 31, 2000 and 1999

         General. Lawrence Financial's net income decreased 22% to $422,000 for 2000 from $543,000 for 1999. Return on average assets was 0.38% in 2000 and 0.54% in 1999, and return on average equity was 5.10% in 2000 and 6.92% in 1999. Net interest income increased $417,000, or 14%, while noninterest income decreased $60,000, or 14%, primarily as a result of losses taken on the sale of securities. The increase in net interest income was primarily the result of the increase in the size of the loan portfolio and, secondarily, the result of an increased yield on interest-earning assets, which was partially offset by an increased cost of funds. Offsetting the increase in net interest income was a 16% increase in noninterest expense, which was primarily the result of indirect costs associated with the conversion to a stock corporation and the overall growth of Lawrence Financial. Noninterest expense increases occurred in the categories of salaries and benefits, data processing, professional services and office supplies.

         Interest Income. Interest income increased $1.3 million, or 19%, in 2000 compared to 1999. Interest income on loans increased $1.5 million, or 25%, primarily as a result of growth of the loan portfolio and, to a lesser extent, as a result of the increase in the yield on the portfolio. Interest income on short-term investments decreased $102,000, or 61%, primarily as a result of a smaller average balance in 2000 as Lawrence Financial used liquid assets to fund loan originations. The average yield on interest-earning assets improved to 8.05% in 2000 from 7.48% in 1999, as loans became a higher percentage of interest-earning assets and the yield on the portfolio increased.

         Interest Expense. Interest expense increased $872,000, or 21%, in 2000 compared to 1999. Interest paid on deposits increased $562,000, or 14%, as a result of growth in deposit accounts and the increase in rates paid on deposits. Interest paid on Federal Home Loan Bank advances was $346,000 in 2000 compared to $36,000 in 1999. The average cost of interest-bearing liabilities rose to 4.80% in 2000 from 4.35% in 1999, primarily as a result of higher market rates on certificates of deposits and the addition of higher costing Federal Home Loan Bank advances.

         Provision for Loan Losses. Activity in the allowance for loan losses consists of increases due to monthly provisions for loan losses and decreases for periodic charge offs, net of recoveries. Management analyzes the adequacy of the allowance balance quarterly by determining its estimate of probable losses in the portfolio and comparing that estimate to the allowance balance. Management calculates its estimate of probable losses primarily by applying expected loss percentages to classified loans and major loan categories. During the first half of 2000, Lawrence Financial began an indirect automobile lending program. As this was a new program for Lawrence Financial and because management believed that indirect automobile loans represented different risk factors than direct loans, a separate loss percentage was established. Also in 2000, management reevaluated the loss percentage used for determining the required allowance for direct consumer loans. The impact of these events are described in more detail below as part of the discussion comparing the 1999 and 2000 provisions for loan losses.

         The provision for loan losses was $295,000 for 2000 compared to $120,000 for 1999. The provision for 2000 and 1999 reflected management's assessment of probable losses, which is impacted by loan growth and changes in the composition of the loan portfolio, particularly the growth of indirect automobile, indirect mobile home, and direct consumer loans. Management's assessment of probable losses in the loan portfolio related to direct consumer loans decreased for 2000 when compared to 1999, primarily due to management's reevaluation of Lawrence Federal's historic loss percentage and consideration of other factors such as peer comparisons, underwriting quality and local economic conditions. Although peer loss experiences for other types of lending have been lower in 2000 compared to 1999, management's estimate of probable losses in the reminder of the portfolio remained constant due to potentially declining economic conditions in the market. While the economy in Lawrence County has generally been good the past few years, recent plant closings have resulted in job losses. Over the past several years, unemployment in Lawrence County has been greater than the state and national rate. Management considers these factors when calculating its estimate of the required level of the allowance for loan losses.

         Management believes that the average balance of outstanding indirect automobile loans will not grow significantly beyond its ending balance at December 31, 2000. Management anticipates that its estimate of the required level of allowance associated with Lawrence Federal's indirect automobile lending program will decrease when compared to 2000 but will increase if the bank experiences growth in its loan volume or an unexpected increase in loan delinquency.

         While management believes the existing level of reserves is adequate, future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions that may be beyond Lawrence Federal's control.

         Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage change from 1999 to 2000.


                                                            Dollar    Percentage
                                    2000         1999       Change      Change
                                    ----         ----       ------      ------
                                            (Dollars in Thousands)
Net securities gains (losses)....  ($157)      $    2        ($155)      N/A
Service charges..................    375          288           87        30%
Other............................    149          136           13        10
                                   -----        -----       ------
      Total......................   $367         $426         ($56)      (13%)
                                    ====         ====       ======

         Net securities gains decreased in 2000 as Lawrence Federal sold some securities at a loss in order to increase the Company's overall yield by using the funds generated by the sales to fund growth in higher yielding loans. Service charges increased in 2000 as a result of growth in the number of deposit accounts. Other income consists of increases in the cash surrender value of life insurance policies and other miscellaneous items.

         Noninterest Expense. The following table shows the components of noninterest expense and the dollar and percentage change from 1999 to 2000.


                                                              Dollar  Percentage
                                2000           1999           Change     Change
                                ----           ----           ------     ------
                                            (Dollars in Thousands)
Salaries and benefits........   $1,229         $1,021           $208       20%
Deposit insurance premiums...       19             52            (33)     (63)
Occupancy and equipment......      351            313             38       12
Data processing..............      429            358             71       20
Franchise tax................       91            106            (15)     (14)
Advertising expense..........       99             97              2        2
Other........................      565            455            110       24
                               -------        -------          -----
      Total..................   $2,783         $2,402           $381       16%
                                ======         ======           ====

         Salaries and benefits increased as a result of normal annual merit increases in salaries, the addition of personnel to the indirect lending, marketing and finance areas, and the recognition of the expense related to the first year of the ESOP ($68,200 for the year 2000). Deposit insurance premiums decreased as a result of changes in the assessment rates. Occupancy and equipment increased as a result of increases in taxes, depreciation and other related expenses associated with growth of Lawrence Federal's customer base. Data processing increased as a result of the growth in the number of loan and deposit accounts maintained. Other expenses, which consist of professional services, office supplies, postage, telephone and other miscellaneous items, increased as a result of growth of Lawrence Federal and new reporting requirements of a publicly traded company.

         Income Tax Expense. The provision for income tax was $172,400 in 2000 compared to $249,700 in 1999. The provision decreased as a result of lower taxable income. The effective tax rate for 2000 was 29.0% compared with 31.1% for 1999.

Average Balances, Interest and Average Yields/Cost

         The following table presents certain information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances were derived from daily balances.

                                                                                 Year ended December 31,
                                                      -------------------------------------------------------------------------
                                                                          2000                                  1999
                                                      ---------------------------------------    ------------------------------
                                                                                      Average                           Average
                                                        Average                        Yield/    Average                 Yield/
                                                        Balance       Interest          Rate     Balance     Interest     Rate
                                                        -------       --------          ----     -------     --------     ----
                                                                                   (Dollars in Thousands)
Interest-earning assets:
   Loans (1) .....................................    $  90,696      $   7,492          8.26% $  73,664     $   6,003     8.15%
   Securities (2) ................................       10,671            679          6.36     14,463           802     5.55
   Interest-bearing deposits .....................          899             65          7.23      2,726           143     5.24
                                                      ---------      ---------                 --------     ---------
     Total interest-earning assets ...............      102,266          8,236          8.05     90,853         6,948     7.64
Non-interest-earning assets ......................        9,233                                  10,199
                                                      ---------                               ---------
         Total assets ............................    $ 111,499                               $ 101,052
                                                      =========                               =========
Interest-bearing liabilities:
   Deposits:
      Passbook accounts ..........................    $  18,690            510          2.73  $  18,353           534     2.91
      Money market accounts ......................          881             24          2.72        752            21     2.85
      NOW accounts ...............................       12,398            257          2.07     10,501           233     2.22
      Certificates of deposit ....................       65,682          3,793          5.77     61,241         3,234     5.28
                                                      ---------       --------                ---------      --------
         Total deposits ..........................       97,651          4,584          4.69     90,847         4,022     4.43
   FHLB advances .................................        5,172            346          6.69        633            36     5.64
                                                      ---------       --------                ---------      --------
         Total interest-bearing
           liabilities ...........................      102,823          4,930          4.79     91,480         4,058     4.44
Non-interest-bearing liabilities .................          388       --------                    1,727      --------
                                                      ---------                               ---------
         Total liabilities .......................      103,211                                  93,207
Total retained earnings ..........................        8,278                                   7,845
                                                      ---------                               ---------
         Total liabilities and retained
           earnings ..............................    $ 111,489                               $ 101,052
                                                      =========                               =========
   Net interest-earning assets ...................    $    (557)                              $    (627)
                                                      =========                               =========
   Net interest income/interest
    rate spread(3) ...............................                   $   3,306          3.26%               $   2,890     3.20%
                                                                     =========          ====                =========     ====
   Net interest margin(4) ........................                        3.23%                                  3.18%
                                                                     =========                              =========
   Ratio of interest-earning assets to
    interest-bearing liabilities .................        99.46%                                  99.31%
                                                      =========                                ========

-------
(1) Balances are net of deferred loan origination costs, allowance for loan losses, undisbursed proceeds of construction loans in process, and include non-accrual loans.
(2) Includes investment securities available-for-sale, stock in the Federal Home Loan Bank of Cincinnati and mutual funds.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

         The following table presents the effects of changing rates and volumes on the interest income and interest expense of Lawrence Federal. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by current volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the absolute value of the change due to rate and the change due to volume.


                                                Year Ended December 31, 2000
                                                         Compared to
                                                Year Ended December 31, 1999
                                              ----------------------------------
                                               Increase (Decrease)
                                                     Due to
                                              ---------------------
                                                Rate        Volume        Net
                                                ----        ------        ---
                                                     (Dollars in thousands)
Interest-earning assets:
   Loans ................................     $   100      $ 1,389      $ 1,489
   Securities ...........................          88         (211)        (123)
   Interest-earning deposits ............          18          (96)         (78)
                                              -------      -------      -------
         Total interest-earning
          assets ........................     $   206      $ 1,082      $ 1,288
Interest-bearing liabilities:
   Deposits:
      Passbook accounts .................     $   (34)     $    10      $   (24)
      Money market accounts .............          (1)           4            3
      NOW accounts ......................         (18)          42           24
      Certificates of deposit ...........         367          192          559
  FHLB advances .........................          54          256          310
                                              -------      -------      -------
         Total interest-bearing
          liabilities ...................         368          504          872
                                              -------      -------      -------
Increase (decrease) in net interest
 income .................................     $  (162)     $   578      $   416
                                              =======      =======      =======


Management of Interest Rate Risk and Market Risk Analysis

         Qualitative Aspects of Market Risk. Lawrence Federal's most significant form of market risk is interest rate risk. The principal objectives of Lawrence Federal's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given Lawrence Federal's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. Lawrence Federal has an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of Lawrence Federal.

         Lawrence Federal's assets include a high percentage of fixed-rate mortgage loans. This exposes Lawrence Federal to the risk that during periods of rising interest rates Lawrence Federal's interest expense will increase faster than its interest income. In recent years, Lawrence Federal has used the following strategies to manage interest rate risk: (1) emphasizing shorter term consumer loans; (2) maintaining a high quality portfolio of short- to intermediate-term securities; (3) maintaining high levels of liquidity; and (4) emphasizing longer-term certificates of deposit to better structure maturities of its interest rate sensitive liabilities. Lawrence Federal intends to increase its emphasis on adjustable-rate loans and to sell the fixed- rate loans that it originates in order to help reduce its interest rate risk. Lawrence Federal currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments. More recently, Lawrence Federal has used some of its excess liquidity to increase its loan portfolio. As liquidity is reduced, Lawrence Federal's sensitivity to interest rate movements is expected to increase.

         Quantitative   Aspects  of  Market  Risk.  Lawrence  Federal  primarily
utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk. This analysis measures interest rate risk by computing changes in the net portfolio value of Lawrence Federal's cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at December 31, 2000, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.


                                                           NPV as % of Portfolio
  Change in                                                   Value of Assets
  Interest Rates           Net Portfolio Value             ---------------------
 In Basis Points   ------------------------------------    NPV
  (Rate Shock)       Amount     $ Change       % Change    Ratio     Change(1)
  ------------       ------     --------       --------    -----     ---------
                            (Dollars in thousands)
      300          $  6,142      $(5,019)          (45)%    5.28%     (380)
      200             7,865       (3,296)          (30)     6.63      (245)
      100             9,579       (1,582)          (14)     7.92      (115)
     Static          11,161           --            --      9.07        --
     (100)           12,386        1,224            11      9.93        85
     (200)           13,911        2,750            25     10.97       189
     (300)           16,046        4,885            44     12.39       332

-------
(1)  Expressed in basis points.

         The preceding table shows that in the event of a sudden and sustained increase in market interest rates of 2% or more, the net portfolio value of Lawrence Federal would decrease moderately. Prior to conversion, Lawrence Federal was considered to have a "high" level of interest rate risk under Office of Thrift Supervision guidelines. As a result of Lawrence Financial's stock offering, Lawrence Financial invested $5.0 million in Lawrence Federal and reduced Lawrence Federal's interest rate risk to "moderate."

         The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

         As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

Liquidity and Capital Resources

         Liquidity  is  the  ability  to  meet  current  and  future   financial
obligations of a short-term nature. Lawrence Federal further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Lawrence Federal's primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

         Liquidity management is both a daily and long-term responsibility of management. Lawrence Federal adjusts its investments in liquid assets based upon management's assessment of (1) expected loan demand, (2) expected deposit flows,
(3) yields available on interest-earning deposits and securities, and (4) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations.

         Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At December 31, 2000, cash and short-term investments totaled $2.7 million. Securities classified as available-for-sale totaled $6.4 million at December 31, 2000. In addition, at December 31, 2000, Lawrence Federal had arranged the ability to borrow a total of approximately $10.0 million from the Federal Home Loan Bank of Cincinnati. On that date, Lawrence Federal had advances outstanding of $5.0 million.

         The primary investing activities of Lawrence Federal are the origination of loans and the purchase of securities. In 2000, Lawrence Federal originated $53.0 million of loans and purchased $2.0 million of securities. In 1999, Lawrence Federal originated $29.2 million of loans and purchased $2.2 million of securities.

         Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Lawrence Federal experienced a net increase in total deposits of $12.9 million and $1.8 million for 2000 and 1999, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits. In 2000, Federal Home Loan Bank advances increased $0.5 million. During 1999, Federal Home Loan Bank advances increased $4.5 million.

         At December 31, 2000, Lawrence Federal had outstanding commitments to originate loans of $622,500, $443,500 of which had fixed interest rates. These loans are to be secured by properties located in its market area. Lawrence Federal anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through Federal Home Loan Bank borrowings. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2000 totaled $55 million. Management believes, based on past experience, that a significant portion of those deposits will remain with Lawrence Federal. Based on the foregoing, Lawrence Federal considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

         Lawrence Federal is subject to various regulatory capital requirements administered by the Office of Thrift Supervision including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2000, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See "Regulation and Supervision--Federal Savings Institution Regulation--Capital Requirements" and "Regulatory Capital Compliance" and note 11 of the notes to the financial statements.

         The capital from the conversion significantly increased liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Lawrence Federal's financial condition and results of operations will be enhanced by the capital from the conversion, resulting in increased net interest-earning assets and net income. However, due to the large increase in equity resulting from the capital injection, return on equity will be adversely impacted following the conversion.

Impact of Accounting Pronouncements

         Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 (as amended by SFAS No.
137), standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires entities to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value, gains and losses, of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reasons for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies. The statement is effective for fiscal years beginning after June 15, 2000. The statement did not affect Lawrence Federal because Lawrence Federal does not currently purchase derivative instruments or enter into hedging activities.

Effect of Inflation and Changing Prices

         The consolidated financial statements and related financial data presented in this prospectus have been prepared following generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of Lawrence Federal's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7.  Financial Statements
-------  --------------------

         The financial statements beginning on page F-1 are incorporated by reference into this Item 7 of Part II of Form 10-KSB.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial
------- ------------------------------------------------------------------------
        Disclosure
        ----------

         None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
------- ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

         The Board of Directors of Lawrence Financial presently is composed of six members who are elected for terms of three years, one third of whom are elected annually. All of the directors of Lawrence Financial are independent of management, except for Mr. Blair. Information regarding the directors is provided below. Unless otherwise stated, each person has held his current occupation for the last five years. Ages presented are as of December 31, 2000.

         The following directors have terms ending in 2001:

         Tracy E. Brammer. Jr. is Vice President, General Manager and Funeral Director of Tracy Brammer Funeral Home, Inc. Age 56. Director since 1984.

         Jack L. Blair joined Lawrence Federal in 1994 as Executive Vice President and Chief Executive Officer. Since 1996, he has served as President and Chief Executive Officer. Age 53. Director since 2000.

         The following directors have terms ending in 2002:

         Charles E. Austin, II is a Vice President and General Manager of C. J. Hughes Construction Co., Inc. of Huntington, West Virginia. Age 41. Director since 1996.

         Phillip O. McMahon is a general dentist in private practice. Age 49. Director since 1993.

         The following directors have terms ending in 2003:

         Herbert J. Karlet is the Senior Vice President for Finance at Marshall University, which is located in Huntington, West Virginia. Age 50. Director since 1991.

         Robert N. Taylor is the owner and President of Ohio Big Birds, Inc. which raises and processes ostrich meat and leather products, and the owner and operator of Taylor Farm, a grain and cattle farm. Age 56. Director since 1995.

Executive Officers

         The executive officers of Lawrence Federal and Lawrence Financial are elected annually by the Board of Directors and serve at the Board's discretion. The following sets forth information regarding the executive officers and key employees of Lawrence Financial and Lawrence Federal who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2000.

         RobRoy Walters has served as Senior Vice President and Chief Financial Officer of Lawrence Financial and Lawrence Federal since December 2000. For the twelve years prior to his appointment, Mr. Walters was associated with Peoples Bank NA and Peoples Bancorp, Inc. During his tenure with Peoples Bancorp, he served in various capacities including Controller for Peoples Bancorp, Inc., and President, Chief Executive Officer and a director on the Board of Directors of Peoples Bank, F.S.B., a wholly owned subsidiary of Peoples Bancorp, Inc. After the merger/formation of Peoples Bank NA in March 2000, he served as the Vice President and Regional Sales Manager for the Huntington-Ashland-Ironton market. Prior to joining Peoples Bancorp, Inc., Mr. Walters gained experience outside the financial services industry by working within Fortune 500 corporations and smaller regional companies in sales and management. Age 42.

         Mary C. Kratzenberg has served as Vice President and Secretary-Treasurer of Lawrence Federal since 1996 and has been employed by Lawrence Federal since 1977. Ms. Kratzenberg is also Vice President and Secretary-Treasurer of Lawrence Financial. Age 46.

         Mark R. Potter has served as Vice President of Lawrence Federal since 1996 and has been employed by Lawrence Federal since 1990. Prior to 1996, Mr. Potter served as a branch manager and loan officer. Age 39.

         Carey B. Dunfee has served as Controller of Lawrence Federal since joining Lawrence Federal in 1994. Age 32.

Section 16(a) Compliance

         Section 16(a) of the Exchange Act requires Lawrence Financial's executive officers and directors, and persons who own more than 10% of any registered class of Lawrence Financial's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish Lawrence Financial with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms it has received, as provided to Lawrence Financial by the above-referenced persons, Lawrence Financial believes that, during the fiscal year ended December 31, 2000, all filing requirements applicable to its reporting officers, directors and greater than 10% shareholders were properly and timely complied with.

Item 10. Executive Compensation
-------- ----------------------

Directors' Compensation

         Lawrence Financial pays an annual retainer of $7,200 to each member of its Board of Directors. Lawrence Federal pays a fee of $1,200 per month to each of its directors for service on the Board of

Directors of Lawrence Federal. Directors also receive an annual retainer of $1,400 for serving on the Board of Directors of Lawrence Financial Services Corp.

         Lawrence Federal maintains a deferred compensation arrangement for directors under which each director may elect on an annual basis to defer up to 100% of his monthly Board remuneration. Upon the director's attainment of age 68, Lawrence Federal will pay the balance of the director's deferral account either in a lump sum or in monthly installments over a period of 240 months. Over the deferral period, a director's account is credited with interest with monthly compounding. In the event of a change in control of Lawrence Financial (as defined in the program) followed by a director's termination of service, each director will be entitled to begin to receive his deferral account and the interest rate will become fixed at the time of the change in control. The arrangement with the directors also provides each director with a death benefit. If a director dies while in active service with Lawrence Federal, the director's beneficiary will receive an annual payment in an amount specified in the director's individual agreement for a period of 20 years. Lawrence Federal has acquired life insurance on members of the Board to provide informal funding for its obligations under the program. During the fiscal year ended December 31, 2000, all directors participated in the director deferral program.

         Lawrence Federal also maintains a director emeritus program for its non-employee directors to encourage them to remain as directors. Upon the director's attainment of age 68 and completion of 15 years of service as a director, Lawrence Federal will pay the director $500 annually for each year of service, up to 50% the board of fees at the retirement date, for a period of 15 years. Each director's agreement also provides for a reduced benefit upon an early retirement after the attainment of age 65, but before the attainment of age 68, and completion of 15 years of service. Upon a director's death while in active service or in the event of a change in control of Lawrence Federal or Lawrence Financial (as defined in the program), each director will be entitled to receive a payment equivalent to what he would have received had his normal retirement date coincided with the date of the change in control or date of death, as the case may be. Lawrence Federal has acquired life insurance on members of the Board of Directors to provide informal funding for its obligations under the program.

Executive Compensation

         Summary Compensation Table. The following information is furnished for Mr. Blair No other executive officer of Lawrence Financial or Lawrence Federal received salary and bonus of $100,000 or more during the year ended December 31, 2000.


                               Annual Compensation
                        ----------------------------------------
 Name and                                          Other Annual     All Other
 Position                Year(1)  Salary(2) Bonus Compensation(3)  Compensation
 --------                -------  --------- ----- ---------------  ------------
Jack L. Blair             2000     $100,600   --       --            $4,492(4)
   President and Chief
   Executive Officer      1999      86,100    --       --             3,650

----------

(1) Compensation information for the fiscal year ended 1998 has been omitted as Lawrence Financial was neither a public company nor a subsidiary of a public company at that time.

(2)  Includes board of director fees and board committee fees.

(3) Does not include the aggregate amount of perquisites and other personal benefits, which was less than $50,000 or 10% of the total annual salary and bonus reported.

(4) Consists of employer contributions to the 401(k) plan of $4,592. Employer contributions to the employee stock ownership plan have not yet been determined.

         Employment Agreements. Effective December 28, 2000, Lawrence Federal and Lawrence Financial has each entered into an employment agreement with Mr. Blair. The employment agreements provide for a three-year term. The term of the Lawrence Financial employment agreement extends on a daily basis until written notice of non-renewal is given by the Board of Directors or Mr. Blair. The term of the Lawrence Federal employment agreement is renewable on an annual basis. The employment agreements provide that Mr. Blair's base salary will be reviewed annually. The current base salary under the employment agreements for Mr. Blair is $98,400. In addition to the base salary, the employment agreements provide for, among other things, participation in employee benefits plans and other fringe benefits applicable to executive personnel. The employment agreements provide for termination by Lawrence Federal or Lawrence Financial for cause, as defined in the employment agreements, at any time. If Lawrence Federal or Lawrence Financial chooses to terminate Mr. Blair's employment for reasons other than for cause, or if Mr. Blair resigns from Lawrence Federal or Lawrence Financial after specified circumstances that would constitute constructive termination, Mr. Blair or, if Mr. Blair dies, his beneficiary, would be entitled to receive an amount equal to the benefit plan base salary, payments that would have been paid to Mr. Blair for the remaining term of the employment agreement and the contributions that would have been made on Mr. Blair's behalf to any employee benefit plans during the remaining term of the employment agreement. Lawrence Federal and Lawrence Financial would also continue to pay for Mr. Blair's health and welfare benefit plan coverage for the remaining term of the employment agreement Upon termination of Mr. Blair for reasons other than cause or a change in control, Mr. Blair must adhere to a one-year non-competition agreement.

         Under the employment agreements, if, following a change in control of Lawrence Federal or Lawrence Financial, Mr. Blair's employment is involuntarily terminated or if Mr. Blair voluntarily terminates his employment in connection with circumstances specified in the agreement, then Mr. Blair or, if Mr. Blair dies, his beneficiary, would be entitled to a severance payment equal to the greater of the payments and benefits that would have been paid for the remaining term of the agreement or three times the average of Mr. Blair's five preceding taxable years' annual compensation. Lawrence Federal and Lawrence Financial would also continue Mr. Blair's health and welfare benefits coverage for thirty-six months. Even though both employment agreements provide for a severance payment if a change in control occurs, Mr. Blair would not receive duplicate payments or benefits under the agreements. Under applicable law, an excise tax would be triggered by change in control-related payments that equal or exceed three times Mr. Blair's average annual compensation over the five years preceding the change in control. The excise tax would equal 20% of the amount of the payment in excess of one times Mr. Blair's average compensation over the preceding five-year period. In the event that payments related to a change in control of Lawrence Financial are subject to this excise tax, Lawrence Financial will provide Mr. Blair with an additional amount sufficient to enable Mr. Blair to retain the full value of his change in control benefits as if the excise tax had not applied.

         Lawrence Financial guarantees the payments to Mr. Blair under Lawrence Federal's employment agreement if they are not paid by Lawrence Federal. Lawrence Financial will also make all payments due under the Lawrence Financial employment agreement. Lawrence Federal or Lawrence Financial will pay or reimburse all reasonable costs and legal fees incurred by Mr. Blair under any dispute or question of interpretation relating to the employment agreements, if Mr. Blair is successful on the merits in a legal judgment, arbitration or settlement. The employment agreements also provide that Lawrence Federal and Lawrence Financial will indemnify Mr. Blair to the fullest extent legally allowable for all expenses and liabilities he may incur in connection with any suit or proceeding in which he may be involved by reason of his having been a director or officer of Lawrence Financial or Lawrence Federal.

         Deferred Compensation Agreement. Lawrence Federal entered into a deferred compensation agreement with Mr. Blair under which he may elect on an annual basis to defer a portion of his salary. Upon termination of service, Lawrence Federal will pay the balance of Mr. Blair's deferral account in a lump sum.

Over the deferral period, Mr. Blair's account is credited with annual interest with monthly compounding. In the event of a change in control of Lawrence Federal (as defined in the program) followed by Mr. Blair's termination of service, he will be entitled to receive the balance of his deferral account in a lump sum. If Mr. Blair dies while in active service with Lawrence Federal, his beneficiary will receive $21,862 annually in monthly installments for 20 years. Lawrence Federal has acquired life insurance on Mr. Blair to provide informal funding for its obligations under the agreement.

         Supplemental Executive Retirement Plan. Lawrence Federal maintains a supplemental executive retirement plan to provide for supplemental retirement benefits with respect to the employee stock ownership plan. The plan provides participating executives with benefits otherwise limited by other provisions of the Internal Revenue Code or the terms of the employee stock ownership plan loan. Specifically, the plan provides benefits to eligible individuals (those designated by the Board of Directors of Lawrence Federal or its affiliates) that cannot be provided under the employee stock ownership plan as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under the employee stock ownership plan but for such limitations. In addition to providing for benefits lost under tax-qualified plans as a result of limitations imposed by the Internal Revenue Code, the new plan also provides supplemental benefits to designated individuals upon a change of control before the complete scheduled repayment of the employee stock ownership plan loan. Generally, upon such an event, the supplemental executive retirement plan will provide the individual with a benefit equal to what the individual would have received under the employee stock ownership plan had he or she remained employed throughout the term of the employee stock ownership plan loan less the benefits actually provided under the employee stock ownership plan on behalf of the individual. An individual's benefits under the supplemental executive retirement plan will generally become payable upon the change in control of Lawrence Federal or Lawrence Financial. The Board of Directors has designated Mr. Blair as a participant in the supplemental executive retirement plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         The following table provides information as of March 23, 2001 about the persons known to Lawrence Financial to be the beneficial owners of more than 5% of Lawrence Financial's outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.


                                          Number of        Percent of Common
Name and Address                         Shares Owned      Stock Outstanding
-------------------                 --------------------  --------------------
Lawrence Federal Savings Bank             62,066(1)               8.0%
Employee Stock Ownership Plan
311 South Fifth Street
Ironton, Ohio 45638

---------
(1) Includes 55,866 shares that have not been allocated to participants' accounts and 6,200 that have been allocated to participants' accounts. Under the terms of the ESOP, the ESOP trustee will vote shares allocated to participants' accounts in the manner directed by the participants. Subject to its fiduciary responsibility, the trustee will vote unallocated shares and allocated shares for which voting instructions are not timely received in the same proportion as shares for which they have received timely voting instructions from participants. The trustee of the ESOP is First Bankers Trust Company.

Security Ownership of Management

       The following table provides information as of March 23, 2001, about the shares of Lawrence Financial common stock that may be considered to be beneficially owned by all directors and executive officers of the Lawrence Financial as a group. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown.


                                                               Percent of
                                             Number of        Common Stock
        Name                               Shares Owned       Outstanding(1)
        ----                               ------------       --------------
Jack L. Blair                                 10,200(2)            1.3%
Charles E. Austin, II                         12,500(3)            1.6
Tracy E. Brammer, Jr.                         12,458(4)            1.6
Herbert J. Karlet                              9,141(5)            1.2
Phillip O. McMahon                            12,500(6)            1.6
Robert N. Taylor                                 7,500               *
All directors and executive officers
 as a group (10 persons)                        68,765             8.9%

--------

*    Does not exceed 1.0% of the Company's voting securities.

(1) Based on 775,827 shares of Company common stock outstanding and entitled to vote as of March 15, 2001.

(2) Includes 2,500 shares held by Mr. Blair's spouse. Also includes 2,445 shares held in trust as part of the Lawrence Federal Savings Bank 401(k) Savings Plan over which Mr. Blair has voting power.

(3)  Includes 5,000 shares held by Mr. Austin's spouse.

(4)  Includes 2,103 shares held by Mr. Brammer's spouse.

(5)  Includes 641 shares held by Mr. Karlet's spouse.

(6)  Includes 5,000 shares held by Mr. McMahon's spouse.


Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

Transactions with Lawrence Federal

       Federal regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, must not involve more than the normal risk of repayment or present other unfavorable features. Notwithstanding this rule, federal regulations permit Lawrence Federal to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee. Lawrence Federal has adopted a policy of offering employees residential mortgage loans and personal consumer loans with interest rates equal to Lawrence Federal's cost of funds plus 1%, adjusted upwards to the nearest one-quarter of 1%. Lawrence Federal also offers employees credit cards with interest rates equal to the prime rate.

       In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Lawrence Federal's capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the Board of Directors.

Item 13.  Exhibits and Reports on Form 8-K.
--------  ---------------------------------

 (a) Exhibits

     3.1  Certificate of Incorporation of Lawrence Financial Holdings, Inc.(1)

     3.2  Bylaws of Lawrence Financial Holdings, Inc.(1)

     4.0  Specimen Stock Certificate of Lawrence Financial Holdings, Inc.(1)

    10.1  Lawrence Federal Savings Bank Employment Agreement with Jack L. Blair

    10.2  Lawrence Financial Holdings,  Inc.  Employment  Agreement with Jack L.
          Blair

    10.3  Lawrence Federal Savings Bank 401(k) Savings Plan(1)

    10.4  Lawrence Federal Savings Bank Employee Severance Compensation Plan

    10.5  Lawrence Federal Savings Bank Supplemental Executive Retirement Plan

    10.6 Deferred Compensation Agreement dated as of June 25, 1996 between Lawrence Federal Savings Bank and Jack L. Blair(1)

    10.7 Form of Deferred Fee Agreement between Lawrence Federal Savings Bank and individual directors(1)

    10.8 Form of Director Emeritus Agreement between Lawrence Federal Savings Bank and individual directors(1)

    10.9 Agreement dated December 1, 1992 between Lawrence Federal Savings Bank and Lanco Services, Inc.(1)

    21.0  Subsidiary  information is incorporated herein by reference to Part I,
          Item 1, "Description of Business-Subsidiaries."

    23.0  Consent of Crowe, Chizek and Company LLP

----------
(1)  Incorporated   herein  by  reference   from  the  Exhibits  to  Form  SB-2,
     Registration Statement and amendments thereto, initially filed on September 8, 2000, Registration No. 333-45404.

  (b) Reports on Form 8-K

         None.

                     [CROWE, CHIZEK AND COMPANY LETTERHEAD]


                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Lawrence Financial Holdings, Inc.
Ironton, Ohio


We have audited the accompanying consolidated balance sheets of Lawrence Financial Holdings, Inc. as of December 31, 2000 and 1999, and related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lawrence Financial Holdings, Inc. as of December 31, 2000 and 1999, and results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




                                         /s/Crowe, Chizek and Company LLP

Columbus, Ohio
February 23, 2001

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                                                   2000                   1999
                                                                                   ----                   ----
ASSETS
     Cash and due from banks                                                 $       2,206,856    $       4,156,623
     Merrill Lynch money market fund                                                 2,678,223              511,009
                                                                             -----------------    -----------------
         Total cash and cash equivalents                                             4,885,079            4,667,632
     Securities available for sale, at fair value                                    6,430,911           12,241,175
     Loans receivable - net                                                        105,385,397           78,781,060
     Federal Home Loan Bank stock                                                      549,100              510,800
     Premises and equipment, net                                                     3,453,094            3,538,021
     Accrued interest receivable                                                       815,816              684,882
     Cash surrender value of life insurance                                          1,870,231            1,822,853
     Other assets                                                                      455,590              705,964
                                                                             -----------------    -----------------

                                                                             $     123,845,218    $     102,952,387
                                                                             =================    =================


LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
         Noninterest-bearing deposits                                        $       1,409,413    $       1,308,795
         Interest-bearing deposits                                                 101,697,172           88,990,477
                                                                             -----------------    -----------------
              Total deposits                                                       103,106,585           90,299,272
         Federal Home Loan Bank borrowings                                           5,000,000            4,500,000
         Other liabilities                                                             798,688              361,602
                                                                             -----------------    -----------------
              Total liabilities                                                    108,905,273           95,160,874

     Shareholders' Equity
         Common stock; par value $0.01 per share; shares
           Authorized:  854,625; shares issued:  775,827 in 2000                         7,696                   --
         Additional paid-in capital                                                  6,994,305                   --
         Retained earnings - substantially restricted                                8,555,006            8,132,702
         Unearned ESOP shares (unearned shares:  55,866
           in 2000)                                                                   (558,660)                  --
         Accumulated other comprehensive loss, net of tax
           of $(30,086) in 2000 and $(175,764) in 1999                                 (58,402)            (341,189)
                                                                             -----------------    -----------------
              Total shareholders' equity                                            14,939,945            7,791,513
                                                                             -----------------    -----------------

                  Total liabilities and shareholders' equity                 $     123,845,218    $     102,952,387
                                                                             =================    =================

          See accompanying notes to consolidated financial statements

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                                                       2000               1999
                                                                                       ----               ----
Interest income
     Loans, including fees                                                        $    7,492,361    $     6,002,492
     Taxable securities                                                                  703,318            802,379
     Overnight deposits                                                                   40,840            142,775
                                                                                  --------------    ---------------
                                                                                       8,236,519          6,947,646

Interest expense
     Deposits                                                                          4,584,344          4,022,375
     Federal Home Loan Bank borrowings                                                   346,051             35,707
                                                                                  --------------    ---------------
                                                                                       4,930,395          4,058,082
                                                                                  --------------    ---------------

Net interest income                                                                    3,306,124          2,889,564

Provision for loan losses                                                                295,000            120,000
                                                                                  --------------    ---------------

Net interest income after provision for loan losses                                    3,011,124          2,769,564

Noninterest income
     Net securities (losses) gains                                                      (156,828)             1,735
     Service charges                                                                     374,697            287,612
     Other                                                                               148,808            136,528
                                                                                  --------------    ---------------
                                                                                         366,677            425,875

Noninterest expense
     Salaries and benefits                                                             1,228,798          1,021,321
     Deposit insurance premiums                                                           19,196             52,248
     Occupancy and equipment                                                             351,124            313,086
     Data processing                                                                     428,603            358,085
     Franchise tax                                                                        91,139            106,206
     Loss on disposal of premises and equipment                                               --              7,336
     Advertising expense                                                                  99,303             96,810
     Other                                                                               564,972            447,384
                                                                                  --------------    ---------------
                                                                                       2,783,135          2,402,476
                                                                                  --------------    ---------------

Income before income tax                                                                 594,666            792,963

Provision for income tax                                                                 172,362            249,694
                                                                                  --------------    ---------------

Net income                                                                        $      422,304    $       543,269
                                                                                  ==============    ===============

Basic and diluted earnings per common share
  subsequent to conversion                                                        $       (0.08)           N/A
                                                                                  =============

          See accompanying notes to consolidated financial statements

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                                                           2000            1999
                                                                                           ----            ----

Net income                                                                            $    422,304     $    543,269
Other comprehensive income:
     Unrealized gains (losses) arising during period                                       271,637         (555,633)
     Reclassification adjustment for (gains) losses
       included in net income                                                              156,828           (1,735)
                                                                                      ------------     ------------
                                                                                           428,465         (557,368)
     Income tax benefit (expense)                                                         (145,678)         189,505
                                                                                      ------------     ------------
         Other comprehensive income (loss), net of tax                                     282,787         (367,863)
                                                                                      ------------     ------------

Comprehensive income                                                                  $    705,091     $    175,406
                                                                                      ============     ============

          See accompanying notes to consolidated financial statements

                       LAWRENCE FINANCIAL HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                               Additional                      Unearned        Other
                                                 Common          Paid-In        Retained         ESOP      Comprehensive
                                                  Stock          Capital        Earnings        Shares        Income         Total
                                                  -----          -------        --------        ------        ------         -----
Balance - January 1, 1999                        $    --      $      --      $  7,589,433    $     --      $  26,674    $ 7,616,107


Net income                                            --             --           543,269          --           --          543,269

Net unrealized depreciation on securities
  available for sale, net of tax of $(189,505)        --             --              --            --       (367,863)      (367,863)
                                                 ---------    -----------    ------------    ----------    ---------    -----------

Balance - December 31, 1999                           --             --         8,132,702          --       (341,189)     7,791,513

Net income                                            --             --           422,304          --           --          422,304

Net unrealized appreciation on securities
  available for sale, net of tax of $145,678          --             --              --            --        282,787        282,787

Proceeds from the sale of 775,827 shares of
  common stock, net of conversion costs              7,758      7,056,243            --            --           --        7,064,001

Purchase of 62,066 shares of common stock
  for ESOP                                            --             --              --        (620,660)        --         (620,660)

6,200 shares committed to be released under
  the ESOP subject to repurchase obligation            (62)       (61,938)           --          62,000         --             --
                                                 ---------    -----------    ------------    ----------    ---------    -----------

                                                 $   7,696    $ 6,994,305    $  8,555,006    $ (558,660)   $ (58,402)   $14,939,945
                                                 =========    ===========    ============    ==========    =========    ===========

          See accompanying notes to consolidated financial statements

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                                                       2000               1999
                                                                                       ----               ----
Cash flows from operating activities
     Net income                                                                  $       422,304    $       543,269
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                    197,191            197,123
         Provision for loan losses                                                       295,000            120,000
         Stock dividend on Federal Home Loan Bank stock                                  (38,300)           (34,100)
         Premium amortization                                                             12,856             23,037
         Net securities (gains) losses                                                   156,828             (1,735)
         Loss on disposition of premises and equipment                                        --              7,336
         Deferred tax benefit                                                            (69,921)           (30,050)
         ESOP expense                                                                     68,200                 --
         Change in other assets and liabilities                                          365,191           (584,741)
                                                                                 ---------------    ---------------
              Net cash from operating activities                                       1,409,349            240,139
                                                                                 ---------------    ---------------

Cash flows from investing activities
     Purchase of:
         Securities available for sale                                                (2,050,000)        (2,183,195)
         Federal Home Loan Bank stock                                                         --            (14,900)
         Premises and equipment                                                         (112,264)          (219,067)
     Proceeds from:
         Sale of securities available for sale                                         8,119,045          1,124,671
         Calls, maturities and principal repayments of securities
           available for sale                                                                 --          1,001,735
     Net change in loans                                                             (26,899,337)        (8,133,108)
                                                                                 ---------------    ---------------
              Net cash from investing activities                                     (20,942,556)        (8,423,864)

Cash flows from financing activities
     Net change in:
         Deposits                                                                     12,807,313          1,807,427
         Federal Home Loan Bank short-term borrowings                                 (1,500,000)         4,500,000
     Proceeds from Federal Home Loan Bank long-term borrowings                         2,000,000                 --
     Proceeds from issuance of common stock, net of
       conversion costs                                                                7,064,001                 --
     Cash provided to ESOP to acquire common stock                                      (620,660)                --
                                                                                 ---------------    ---------------
              Net cash from financing activities                                      19,750,654          6,307,427
                                                                                 ---------------    ---------------

Net change in cash and cash equivalents                                                  217,447         (1,876,298)

Cash and cash equivalents at beginning of year                                         4,667,632          6,543,930
                                                                                 ---------------    ---------------

Cash and cash equivalents at end of year                                         $     4,885,079    $     4,667,632
                                                                                 ===============    ===============

Supplemental disclosures:
     Cash paid during the year for:
         Interest                                                                $     4,913,583    $     4,055,000
         Income taxes                                                                    173,000            231,000

          See accompanying notes to consolidated financial statements

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of  Consolidation:  The  consolidated  financial  statements  include
-----------------------------
Lawrence Financial Holdings, Inc. and its wholly-owned subsidiary, Lawrence Federal Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, Lawrence Financial Services Corporation (together, the "Company"). Intercompany transactions and balances are eliminated in consolidation.

Nature of  Operations:  The  Company  provides  financial  services  through its
----------------------
offices in Lawrence County. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are real estate mortgage and installment loans. Substantially all loans are secured by specific items of collateral including consumer assets and real estate. Lawrence
Financial Services Corporation holds real property for investment purposes. Management considers the Company to operate in one segment, banking.

Use of Estimates:  To prepare financial  statements in conformity with generally
-----------------
accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

Cash Flows:  Cash and cash  equivalents  include cash on hand and deposits  with
-----------
other financial institutions with original maturities of 90 days or less. Net cash flows are reported for loan and deposit transactions.

Securities:  Securities  are  classified  as available for sale as they might be
-----------
sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost. Securities are written down to fair value when a decline in fair value is not temporary. Gains and losses on sales are based on the amortized cost of the security sold. Interest and dividend income, adjusted by amortization of purchase premium or discount using the interest method, is included in earnings.

Loans:  Loans are reported at  principal  balance  outstanding,  net of unearned
------
interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over contractual life of the loan.

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest on real estate and certain consumer loans is accrued over the term of the loans based on the principal balance outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as adjustments to the allowance for loan losses. If these adjustments cause the allowance for loan losses to require adjustment, such adjustment is reported as an adjustment to the provision for loan losses.

Allowance  for Loan  Losses:  Because  some loans may not be repaid in full,  an
----------------------------
allowance for loan losses is maintained. The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. While the factors that identify a credit for consideration for measurement of impairment or nonaccrual are similar, the measurement considerations differ. A loan is impaired when management believes it is probable that they will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is placed on nonaccrual when payments are more than 90 days past due unless the loan is adequately collateralized and in the process of collection.

Premises and  Equipment:  Land is carried at cost.  Premises and  equipment  are
------------------------
stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset useful lives of the respective premises and equipment, which are primarily 30 to 50 years for premises and 5 to 10 years for furniture, fixtures and equipment. Maintenance and repairs are charged to expense as incurred and improvements that extent the useful lives of assets are capitalized.

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate Owned: Real estate  properties  acquired in collection of a loan are
------------------
recorded at the lower of cost, which is the unpaid balance plus foreclosure costs or fair value at acquisition. Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses.

Income Taxes:  Income tax expense is the sum of the current-year  income tax due
-------------
or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Long-Term Assets: Premises and equipment and other long-term assets are reviewed
-----------------
for impairment when events indicate its carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Employee  Stock  Ownership  Plan: The cost of shares issued to the ESOP, but not
---------------------------------
yet allocated to participants, is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Participants may put their ESOP shares to Company upon termination, and an amount of equity equal to these shares times current market price is reclassified out of shareholders' equity.

Earnings Per Common Share: Basic earnings per common share is net income divided
--------------------------
by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable. At December 31, 2000 there were no additional potential common shares issuable. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Comprehensive  Income:  Comprehensive  income  consists  of net income and other
----------------------
comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

Reclassification: Some items in the prior consolidated financial statements have
-----------------
been reclassified to conform to current presentation.

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New  Accounting  Pronouncements:  Beginning  January 1, 2001,  a new  accounting
--------------------------------
standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect on the financial statements of the Company.


NOTE 2 - SECURITIES

The amortized cost and fair value of securities available for sale at year-end are as follows.

                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains             Losses               Value
                                               ----              -----             ------               -----
     2000:
     U.S. Government agencies           $     5,506,174     $        9,491    $       (43,509)   $     5,472,156
     Trust preferred securities               1,013,225                 --            (54,470)           958,755
                                        ---------------     --------------    ---------------    ---------------

                                        $     6,519,399     $        9,491    $       (97,979)   $     6,430,911
                                        ===============     ==============    ===============    ===============

     1999:
     U.S. Treasury securities           $       681,537     $           --    $       (12,335)   $       669,202
     U.S. Government agencies                11,057,353                 --           (301,005)        10,756,348
     Trust preferred securities               1,019,238                 --           (203,613)           815,625
                                        ---------------     --------------    ---------------    ---------------

                                        $    12,758,128     $           --    $      (516,953)   $    12,241,175
                                        ===============     ==============    ===============    ===============

Contractual   maturities  of  securities  at  year-end  2000  were  as  follows.
Securities not due at a single maturity date are shown separately.

                                                  Amortized            Fair
                                                    Cost               Value
                                                    ----               -----
         Due from one to five years          $     5,506,174     $     5,472,156
         Due after ten years                       1,013,225             958,755
                                             ---------------     ---------------
                                             $     6,519,399     $     6,430,911
                                             ===============     ===============

Proceeds from sales of securities were $8,119,045 and $1,124,671 for 2000 and 1999. Gross losses of $156,828 were recognized on those sales in 2000. Gross gains of $1,735 were recognized on those sales in 1999.

Securities with amortized cost of $1,187,280 and $8,623,897 at December 31, 2000 and 1999 were pledged to secure public deposits.

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are as follows:

                                                                                December 31,
                                                                                ------------
                                                                        2000                    1999
                                                                        ----                    ----
         1-4 family residential
           mortgage loans                                         $     51,297,505        $     51,605,945
         Other real estate loans                                         9,760,182               6,433,269
         Automobile loans                                               17,203,767               2,267,644
         Mobile home loans                                              15,803,756              11,758,743
         Other                                                           8,969,737               5,406,232
                                                                  ----------------        ----------------
                                                                       103,034,947              77,471,833
         Net deferred loan origination
           costs                                                         3,125,080               1,897,952
         Allowance for loan losses                                        (774,630)               (588,725)
                                                                  ----------------        ----------------
              Total                                               $    105,385,397        $     78,781,060
                                                                  ================        ================

Activity in the allowance for loan losses is as follows:

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                        2000                    1999
                                                                        ----                    ----
         Beginning balance                                        $        588,725        $        535,834
         Provision for loan losses                                         295,000                 120,000
         Charge-offs                                                      (119,084)               (137,234)
         Recoveries                                                          9,989                  70,125
                                                                  ----------------        ----------------
         Ending balance                                           $        774,630        $        588,725
                                                                  ================        ================

Impaired loans for the years ended December 31, 2000 and 1999 were not material.

In the normal course of business, the Company has made loans to certain directors, executive officers and their associates under terms consistent with the Company's general lending policies. Loan activity relating to these individuals for the years ended December 31 is as follows:

                                                                                   2000            1999
                                                                                   ----            ----
         Beginning balance                                                   $    708,313     $    657,747
         New loans                                                                213,200          178,402
         Repayments                                                              (161,897)        (127,836)
         Other changes                                                           (267,224)              --
                                                                             ------------     ------------
         Ending balance                                                      $    492,392     $    708,313
                                                                             ============     ============

Other changes represent loans applicable to one reporting period that are excludable from the other reporting period, including a change of individuals considered to be executive officers.

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 4 - ACCRUED INTEREST RECEIVABLE

Accrued interest consists of the following:

                                                  December 31,
                                                  ------------
                                             2000           1999
                                             ----           ----

         Loans                          $    698,062     $    513,306
         Securities                          117,754          171,576
                                        ------------     ------------

                                        $    815,816     $    684,882
                                        ============     ============


NOTE 5 - PREMISES AND EQUIPMENT

Office properties and equipment consisted of the following:

                                                        December 31,
                                                        ------------
                                                   2000              1999
                                                   ----              ----

        Land                                  $    1,059,002    $       999,605
        Buildings and improvements                 3,347,891          3,324,551
        Furniture and equipment                    1,197,213          1,171,836
        Automobile                                    17,288             13,138
                                              --------------     --------------
             Total cost                            5,621,394          5,509,130
        Accumulated depreciation                  (2,168,300)        (1,971,109)
                                              --------------     --------------

                                              $    3,453,094     $    3,538,021
                                              ==============     ==============


NOTE 6 - DEPOSITS

Certificates of deposit of greater than $100,000 were $11,242,314 and $9,255,977 at December 31, 2000 and 1999. Deposits greater than $100,000 are not federally insured.

In lieu of pledging securities as collateral, the Company purchased Ohio Depository Bonds for a cost of $15,000 to secure public deposits.

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 6 - DEPOSITS (Continued)

Maturities of certificates of deposits for the following five years are as follows:

                                                         December 31,
                                                             2000
                                                             ----

                  2001                                  $    55,682,037
                  2002                                        7,830,423
                  2003                                        5,004,517
                  2004                                        1,078,117
                  2005                                          879,012
                  Thereafter                                  1,616,876
                                                        ---------------

                                                        $    72,090,982
                                                        ===============

Interest expense related to deposits is as follows:

                                                        Years
                                                  Ended December 31,
                                                  ------------------
                                                 2000           1999
                                                 ----           ----
                                                   (in thousands)
         Passbook accounts                   $       510     $      534
         Money market and NOW
           Accounts                                  281            254
         Certificates of deposit                   3,793          3,234
                                             -----------     ----------

                                             $     4,584     $    4,022
                                             ===========     ==========


NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

At December 31, 2000, the Company had $5,000,000 in FHLB borrowings, of which $3,000,000 had a fixed interest rate of 6.75% with various maturities between February 13, 2001 and March 21, 2001, and $2,000,000 had a fixed interest rate of 5.91% with a maturity of December 27, 2002. At December 31, 1999, the Company had FHLB borrowings of $4,500,000. These borrowings all had an interest rate of 4.75%, with various maturities from February 11, 2000 to March 27, 2000. These borrowings were collateralized by the Company's FHLB stock owned and $6,750,000 of qualifying mortgage loans.

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 8 - COMMITMENTS, CONTINGENCIES AND FINANCIAL
  INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Some financial instruments are used to meet customer-financing needs, including commitments to make loans. These involve, to varying degrees, credit and interest-rate risks more than the amount reported in the consolidated balance sheet.

Commitments to extend credit:

                                                    December 31,
                                                    ------------
                                            2000                   1999
                                            ----                   ----

     Fixed rate                        $    3,137,840         $      704,591
     Variable rate                          1,218,896              1,671,298
                                       --------------         --------------
                                       $    4,356,736         $    2,375,889
                                       ==============         ==============

     Range of interest rates on
       commitments                     7.25% to 18.00%        6.75% to 18.00%

Commitments to make loans are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates. Exposure to credit loss if the other party does not perform is represented by the contractual amount of these items. Collateral or other security is normally not obtained for these financial instruments before their use, and many of the commitments are expected to expire without being used.


NOTE 9 - EMPLOYEE BENEFITS

Retirement  Plan: The Company sponsors a 401(k) profit sharing plan for eligible
-----------------
employees. Under the plan, employees who are at least 21 1/2 years of age and have completed six months of service are eligible to participate. The Company matches each employee's contribution at a rate of 100% of employees' contributions up to 5% of gross compensation. Participants become 100% vested as to the Company's contributions after three years of service. Contributions and expense for the years ended December 31, 2000 and 1999 totaled $27,126 and $25,346.

Employee  Stock Option Plan:  Employees  participate in an Employee Stock Option
----------------------------
Plan (ESOP). On December 29, 2000, the ESOP borrowed $620,660 from the Company to purchase 62,066 shares of common stock at $10 per share. The Company makes discretionary contributions to the ESOP, and the ESOP uses funds it receives to repay the loan. ESOP shares are allocated to participants based on relative compensation and expense is recorded.

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 9 - EMPLOYEE BENEFITS  (Continued)

Participants receive the shares at the end of employment. For companies not listed on an established exchange, ERISA rules require employers with an ESOP to agree to repurchase shares from participants for a certain period following the distribution of shares to the participants. This rule applies to the Company.

Contributions to the ESOP during 2000 were $89,787. Expense for 2000 was $68,200.

Shares held by the ESOP at December 31, 2000 were as follows:

         Allocated to participants                                     6,200
         Unearned                                                     55,866
                                                                ------------

              Total ESOP shares                                       62,066
                                                                ============

              Fair value of unearned shares                     $    614,526
                                                                ============

              Fair value of shares subject to repurchase
                obligation                                      $     68,200
                                                                ============

Deferred Compensation Plan: The Bank makes payments to retired directors under a
---------------------------
plan approved by the Board of Directors. Outside directors who currently serve on the Board are also eligible for payments under deferred fee and director emeritus retirement plans approved by the Board of Directors upon retirement. In addition, there is an incentive retirement plan in place for the current President and CEO. Expenses related to the plans amounted to $36,115 and $31,374 for the years ended December 31, 2000 and 1999.


NOTE 10 - INCOME TAXES

An analysis of the provision for income tax is as follows:

                                                  December 31,
                                         -----------------------------
                                              2000             1999
                                              ----             ----

         Current                         $    242,283     $    279,744
         Deferred                             (69,921)         (30,050)
                                         ------------     ------------

                                         $    172,362     $    249,694
                                         ============     ============

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 10 - INCOME TAXES  (Continued)

The sources of gross deferred tax assets and liabilities are as follows:

                                                                                       December 31,
                                                                             -----------------------------
                                                                                   2000            1999
                                                                                   ----            ----
         Total deferred tax assets
             Allowance for loan losses                                       $    234,145     $    161,194
             Deferred compensation                                                101,795           87,444
             Net unrealized loss on securities
               available for sale                                                  30,086          175,764

         Total deferred tax liabilities
             FHLB stock dividends                                                (105,936)         (92,914)
             Deferred loan fees/cost                                              (37,117)         (33,907)
             Depreciation                                                         (18,168)         (17,019)
                                                                             ------------     ------------

                Net deferred tax asset                                       $    204,805     $    280,562
                                                                             ============     ============

The bank has sufficient taxes paid in current and prior years to warrant recording the full deferred tax asset without a valuation allowance.

Total federal income tax expense differs from the expected amounts computed by applying the statutory federal tax rate of 34% to income before taxes. The reasons for this difference are as follows:

                                                                 Years Ended December 31,
                                                   -------------------------------------------------------
                                                              2000                          1999
                                                   -----------------------       -------------------------
                                                        Amount        Rate           Amount        Rate
                                                        ------        ----           ------        ----
         Tax expense at statutory rate             $    202,661       34.0%      $    269,607      34.0%
         Net earnings of insurance
           contracts                                    (16,109)      (2.7)           (14,327)     (1.8)
         Tax-exempt interest income                     (10,201)      (1.7)            (4,423)     (0.6)
         Other                                           (3,989)      (0.6)            (1,163)     (0.1)
                                                   ------------    -------       ------------    ------
              Tax expense at effective rate        $    172,362       29.0%      $    249,694      31.5%
                                                   ============    =======       ============    ======

Retained earnings at December 31, 2000 and 1999 include $1,493,442 for both years for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2000 and 1999 was $507,770 for both years.

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 11 - REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt-corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At December 31, 2000 and 1999, management believes the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank was considered well capitalized under Section 38 of the Federal Deposit Insurance Act as of its last regulatory exam. Management is unaware of any events or circumstances that would change the Bank's classification since that time.

The following is a reconciliation of the Bank's equity under generally accepted accounting principles (GAAP) to regulatory capital:

                                                             December 31,
                                                             ------------
                                                         2000           1999
                                                         ----           ----
                                                            (in thousands)

         GAAP equity                                 $   12,938     $     7,792
         Unrealized loss on securities
           available for sale                                58             341
                                                     ----------     -----------
              Tier I capital                             12,996           8,133
         General regulatory loan loss reserves              775             589
                                                     ----------     -----------

                  Total regulatory capital           $   13,771     $     8,722
                                                     ==========     ===========

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 11 - REGULATORY CAPITAL REQUIREMENTS (Continued)

The Bank's actual capital levels and minimum required levels were as follows:

                                                                                                     Minimum
                                                                                                 Required to be
                                                                 Minimum Required            Well Capitalized Under
                                                                    for Capital                 Prompt Corrective
                                            Actual               Adequacy Purposes             Action Regulations
                                            ------               -----------------             ------------------
(dollars in thousands)              Amount        Ratio       Amount          Ratio           Amount        Ratio
                                    ------        -----       ------          -----           ------        -----
December 31, 2000:
----------------
Total capital (to risk-
  weighted assets)               $   13,771       15.32%    $    7,190         8.0%       $     8,988       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)          $   12,996       14.46%    $    3,595         4.0%       $     5,393        6.0%
Tier 1 (core) capital (to
  adjusted total assets)         $   12,996       10.44%    $    4,981         4.0%       $     6,226        5.0%

December 31,1999:
----------------
Total capital (to risk-
  weighted assets)               $    8,722       11.96%    $    5,835         8.0%       $     7,294       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)          $    8,133       11.15%    $    2,917         4.0%       $     4,376        6.0%
Tier 1 (core) capital (to
  adjusted total assets)         $    8,133        7.83%    $    4,156         4.0%       $     5,195        5.0%

Regulations of the Office of Thrift Supervision (OTS) limit the amount of cash dividends, repurchase of common stock and other capital distributions that may be paid by a bank without prior approval of the OTS. The regulatory restriction provides that the Bank may make a capital distribution without notifying the OTS or applying to the OTS for approval provided that (1) the total amount of all capital at the institution (including the proposed capital distribution) for the applicable calendar year does not exceed the institution's net income for that year to date plus the institution's retained net income for the preceding two years; (2) the institution will be well capitalized following the proposed capital distributions; and, (3) certain other conditions are met.

In addition to the restriction described above, the Bank may not declare or pay cash dividends or repurchase any of its shares of common stock if the effect thereof would reduce the Bank's capital level below the aggregate balance required for the liquidation account (as described in Note 14).

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair values and the related carrying values of the Company's financial instruments at December 31, 2000 and 1999. Items that are not financial instruments are not included.

                                                         2000                                1999
                                                         ----                                ----
                                              Carrying             Fair            Carrying            Fair
                                               Value               Value             Value             Value
                                               -----               -----             -----             -----
    Financial assets
       Cash and cash equivalents         $     4,885,079    $     4,885,000   $     4,667,632   $    4,668,000
       Securities available for sale           6,430,911          6,431,000        12,241,175       12,241,000
       Loans, net                            105,385,397        105,356,000        78,781,060       78,544,000
       Federal Home Loan Bank
         stock                                   549,100            549,000           510,800          511,000
       Accrued interest receivable               815,816            816,000           684,882          685,000
    Financial liabilities
       Deposits                             (103,106,585)      (103,394,000)      (90,299,272)     (90,506,000)
       Federal Home Loan Bank
         advances                             (5,000,000)        (5,000,000)       (4,500,000)      (4,500,000)
       Accrued interest payable                  (41,505)           (42,000)          (16,468)         (16,000)

For purposes of the above disclosures of estimated fair values, certain assumptions were used. The carrying value for cash and cash equivalents, accrued interest receivable, Federal Home Loan Bank stock and accrued interest payable are considered to approximate fair value. The estimated fair value for securities available for sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans is based on estimates of the difference in interest rates the Company would charge the borrowers for similar such loans with similar maturities made at December 31, 2000 and 1999, applied for an estimated time period until the loan is assumed to reprice or to be paid.

The estimated fair value for demand deposits, savings deposits and the variable-rate line of credit from Federal Home Loan Bank is based on their carrying value. The estimated fair value for time deposits and fixed-rate advances from Federal Home Loan Bank is based on estimates of the rate the Bank would pay on such deposits or borrowings at December 31, 2000 and 1999, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2000 and 1999 and are not considered significant to this presentation.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2000 and 1999, the estimated fair values would necessarily have been realized at that date, since market values may differ depending on various circumstances. The estimates of fair values at December 31, 2000 and 1999, should not necessarily be considered to apply at subsequent dates.

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as premises and equipment and life insurance contracts. Also, nonfinancial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.


NOTE 13 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for the parent company, Lawrence Financial Holdings, Inc.

                             CONDENSED BALANCE SHEET
                                December 31, 2000

     ASSETS
     Cash and cash equivalents                              $     2,233,281
     Investment in subsidiary bank                               12,938,260
     Loan receivable from ESOP                                      530,873
                                                            ---------------
         Total assets                                       $    15,702,414
                                                            ===============

     LIABILITIES
     Accrued expenses and other liabilities                 $       762,469
     Shareholders' equity                                        14,939,945
                                                            ---------------

         Total liabilities and shareholders' equity         $    15,702,414
                                                            ===============


                           CONDENSED STATEMENT OF LOSS
           For the period December 29, 2000 through December 31, 2000

     Interest income                                        $         5,884
                                                            ---------------

     Income before income taxes and equity in
       undistributed losses of subsidiary bank                        5,884

     Equity in undistributed losses of subsidiary bank              (60,241)
                                                            ---------------

     Income before taxes                                            (54,357)

     Provision for income tax                                         2,000
                                                            ---------------

     Net loss                                               $       (56,357)
                                                            ===============

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 13 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS
           For the period December 28, 2000 through December 31, 2000

Cash flows from operating activities
    Net loss                                                       $    (56,357)
    Adjustments to reconcile net income to net cash provided by operating activities
         Equity in undistributed losses of subsidiary bank               60,241
         Net change in accrued expenses and other liabilities           696,269
                                                                   ------------
             Net cash from operating activities                         700,153

Cash flows from investing activities
    Origination of loan receivable from ESOP                           (620,660)
    Repayment on loan receivable from ESOP                               89,787
    Purchase of stock in subsidiary bank                             (5,000,000)
                                                                   ------------
             Net cash from investing activities                      (5,530,873)

Cash flows from financing activities
    Proceeds from issuance of common stock, net of conversion
     costs                                                            7,064,001
                                                                   ------------

    Net change in cash and cash equivalents                           2,233,281

Cash and cash equivalents at beginning of period                             --
                                                                   ------------

Cash and cash equivalents at end of period                         $  2,233,281
                                                                   ============

The extent to which the Company may pay cash dividends to shareholders will depend on the cash currently available at the Company, as well as the Bank's ability to pay dividends to the Company (see Note 11).

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 14 - CONVERSION TO STOCK FORM OF OWNERSHIP

On July 31, 2000, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federal mutual savings bank to a federal stock savings bank with the concurrent formation of a holding company. The conversion was consummated on December 28, 2000 by the adoption of a federal stock charter and the sale of the holding company's common stock in an amount equal to the consolidated pro forma market value of the holding company and the Bank after giving effect to the consideration. The shares of common stock were offered initially to the Bank's eligible deposit account holders, then to other members of the Bank. Any shares of the holding company's common stock not sold in the subscription offering were offered for sale to the general public, giving preference to residents of the Bank's market area. Proceeds of $7,064,001 were received from the sale of 775,827 shares of common stock, after deduction of conversion costs of $694,269. With the conversion, the Company issued 62,066 shares of common stock for the ESOP in exchange for a note receivable from the ESOP. Upon the closing of the stock offering, the Company used $5 million of the net proceeds of the conversion to purchase 100% of the common shares of the Bank. The Bank is now a wholly-owned subsidiary of the Company. The conversion was an internal reorganization with historical balances carried forward without adjustment.

At the time of conversion, the Bank established a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the final prospectus ($8,336,785 at September 30, 2000). The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent the eligible depositors have reduced their qualifying deposits. Subsequent increases in an eligible depositor's deposit account will not restore such person's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualified balances for accounts then held. The liquidation account balance is not available for payment of dividends. This is less restrictive than the dividend limitation discussed in Note 11.

Subsequent to conversion, the Bank may not declare or pay cash dividends on or repurchase any of its common stock if the effect hereof would cause equity to be reduced below applicable regulatory capital requirements.

CONFORMED

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LAWRENCE FINANCIAL HOLDINGS, INC.


Date: March 30, 2001               By:  /s/ Jack L. Blair
                                        -----------------------
                                        Jack L. Blair
                                        President Chief Executive
                                         Officer and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                      Title                                 Date
      ----                      -----                                 ----
/s/ Jack L. Blair               President, Chief Executive      March 30, 2001
-------------------------       Officer and Director
Jack L. Blair                   (principal executive officer)


/s/ RobRoy Walters              Senior Vice President,          March 30, 2001
-------------------------       Chief Financial Officer
RobRoy Walters                  (principal financial and
                                accounting officer)


/s/ Tracy E. Brammer, Jr.       Chairman of the Board           March 30, 2001
-------------------------
Tracy E. Brammer, Jr.


/s/ Charles E. Austin, II       Director                        March 30, 2001
-------------------------
Charles E. Austin, II


/s/ Herbert J. Karlet           Director                        March 30, 2001
-------------------------
Herbert J. Karlet


/s/ Phillip O. McMahon          Director                        March 30, 2001
-------------------------
Phillip O. McMahon


/s/ Robert N. Taylor            Director                        March 30, 2001
-------------------------
Robert N. Taylor