Form 10QSB
period 2001-03-31
LAWRENCE FINANCIAL HOLDINGS INC
filed 2001-05-14
CIK 1121577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                         Commission file number: 0-31847

                        Lawrence Financial Holdings, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                                  31-1724442
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                   311 South Fifth Street, Ironton, Ohio 45638
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (740) 532-0263
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
    -----------------------   -----------------------


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                Class:                      Outstanding at April 30 , 2001
     Common Stock, $.01 par value                775,827 Common Shares

                        Lawrence Financial Holdings, Inc.

                                   FORM 10-QSB

                          Quarter Ended March 31, 2001


                         Part I - Financial Information


                                                                         Page
                                                                         ----

ITEM 1 - Financial Statements

         Consolidated Balance Sheets ...................................  3

         Consolidated Statements of Income..............................  4

         Consolidated Statements of Comprehensive Income................  5

         Condensed Consolidated Statements of Changes in
          Shareholders' Equity..........................................  6

         Consolidated Statements of Cash Flows..........................  7

         Notes to the Consolidated Financial Statements.................  8


ITEM 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................. 10



                           Part II - Other Information

Other Information....................................................... 20

Signatures.............................................................. 20

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       March 31,    December 31,
                                                         2001           2000
                                                    ----------------------------
ASSETS

Cash and due from banks                             $  9,197,539    $  2,206,856
Money market fund                                        117,932       2,678,223
                                                    ----------------------------
    Total cash and cash equivalents                    9,315,471       4,885,079
Securities available for sale, at fair value           6,051,086       6,430,911
Loans receivable, net                                106,993,290     105,385,397
Federal Home Loan Bank stock                             558,900         549,100
Premises and equipment, net                            3,409,773       3,453,094
Accrued interest receivable                              780,920         815,816
Cash surrender value of life insurance                 1,883,970       1,870,231
Other assets                                             230,197         455,590
                                                    ----------------------------

                                                    $129,223,607    $123,845,218
                                                    ============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
    Noninterest-bearing deposits                              $   1,529,089    $   1,409,413
    Interest-bearing deposits                                   109,186,586      101,697,172
                                                              ------------------------------
         Total deposits                                         110,715,675      103,106,585
    Federal Home Loan Bank borrowings                             2,000,000        5,000,000
    Other liabilities                                             1,281,962          798,688
                                                              ------------------------------
         Total liabilities                                      113,997,637      108,905,273

Shareholders' Equity
    Preferred stock; par value $0.01 per share; shares
      authorized:  1,000,000; shares issued: none                        --               --
    Common stock; par value $0.01 per share; shares
      authorized:  4,000,000; shares issued: 775,827                  7,696            7,696
    Additional paid-in capital                                    6,996,306        6,994,305
    Retained earnings                                             8,735,058        8,555,006
    Unearned ESOP shares - 54,301 at YTD 2001                      (542,661)        (558,660)
    Accumulated other comprehensive gain (loss), net of tax
      of $15,234 at 2001 and $(30,086) at 2000                       29,571          (58,402)
                                                              ------------------------------
         Total shareholders' equity                              15,225,970       14,939,945
                                                              ------------------------------

             Total liabilities and shareholders' equity       $ 129,223,607    $ 123,845,218
                                                              ==============================

The accompanying notes are an integral part of these consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                         Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                           2001         2000
                                                      -------------------------
Interest income
     Loans, including fees                            $ 2,230,096   $ 1,564,457
     Taxable securities                                    96,321       198,051
     Overnight deposits                                    49,270         8,708
                                                      -------------------------
                                                        2,375,687     1,771,216
                                                      -------------------------
Interest expense
     Deposits                                           1,341,844       986,807
     Federal Home Loan Bank borrowings                     33,943        33,441
                                                      -------------------------
                                                        1,375,787     1,020,248
                                                      -------------------------
Net interest income                                       999,900       750,968

Provision for loan losses                                  48,000        30,000
                                                      -------------------------
Net interest income after provision for loan losses       951,900       720,968

Noninterest income
     Net securities (losses)                                   --       (13,739)
     Service charges                                       87,770        78,852
     Other                                                 38,954        34,913
                                                      -------------------------
                                                          126,724       100,026

Noninterest expense
     Salaries and benefits                                367,675       268,448
     Deposit insurance premiums                             4,830         4,807
     Occupancy and equipment                               83,816        88,525
     Data processing                                      119,272       106,237
     Franchise tax                                         26,250        26,250
     Advertising expense                                   16,048        36,443
     Other                                                199,173       110,553
                                                      -------------------------
                                                          817,064       641,263
                                                      -------------------------
Income before income tax                                  261,560       179,731

Provision for income tax                                   81,508        55,577
                                                      -------------------------

Net income                                            $   180,052   $   124,154
                                                      =========================

Basic and diluted earnings per common share           $      0.25           N/A
                                                      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2001         2000
                                                          ---------------------
Net income                                                $180,052     $124,154
Other comprehensive income:
     Unrealized gains arising during period                133,292       41,879
     Reclassification adjustment for losses
       included in net income                                   --       13,739
                                                          ---------------------
                                                           133,292       55,618
     Income tax (expense)                                  (45,319)     (18,910)
                                                          ---------------------
         Other comprehensive income,  net of tax            87,973       36,708
                                                          ---------------------
Comprehensive income                                      $268,025     $160,862
                                                          =====================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     Year Ended December 31, 2000 and the three months ended March 31, 2001
                                   (Unaudited)

                                                         Additional                 Unearned    Accum Other
                                                Common     Paid-In     Retained       ESOP     Comprehensive
                                                 Stock     Capital     Earnings      Shares        Income       Total
                                                ------------------------------------------------------------------------
Balance - January 1, 2000                       $   --   $       --   $8,132,702   $      --     $(341,189)  $ 7,791,513

Net income                                          --           --      422,304          --            --       422,304

Net unrealized appreciation on securities
  available for sale, net of tax of $145,678        --           --           --          --       282,787       282,787

Proceeds from the sale of 775,827 shares of
  common stock, net of conversion costs          7,758    7,056,243           --          --            --     7,064,001

Purchase of 62,066 shares of common stock
  for ESOP                                          --           --           --    (620,660)           --     (620,660)

6,200 shares committed to be released under
  the ESOP                                         (62)     (61,938)          --      62,000            --            --
                                                ------------------------------------------------------------------------
Balance - December 31, 2000                     $7,696   $6,994,305   $8,555,006   $(558,660)    $ (58,402)  $14,939,945
                                                ------------------------------------------------------------------------
Net income                                          --           --      180,052          --            --       180,052

1,565 shares committed to be released under
  the ESOP                                          --        2,001           --      15,999            --        18,000

Net unrealized appreciation on securities
  available for sale, net of tax of $(45,319)       --           --           --          --        87,973        87,973
                                                ------------------------------------------------------------------------
Balance - March 31, 2001                        $7,696   $6,996,306   $8,735,058   $(542,661)    $  29,571   $15,225,970
                                                ========================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities
  Net income                                           $  180,052    $  124,154
  Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation                                         43,488        49,471
      Provision for loan losses                            48,000        30,000
      Stock dividend on Federal Home Loan Bank stock       (9,800)       (8,890)
      Net premium amortization                              4,112       (51,817)
        Net securities (gains) losses                          --        13,739
      ESOP expense                                         18,000            --
      Change in other assets and liabilities              684,505       (69,532)
                                                       ------------------------
          Net cash from operating activities              968,357        87,125
                                                       ------------------------
Cash flows from investing activities
  Purchase of:
    Securities available for sale                      (1,540,995)   (2,050,000)
      Premises and equipment                                 (167)         (847)
  Proceeds from:
    Sale of securities available for sale                      --     2,103,966
    Calls, maturities and principal repayments of
      securities available for sale                     2,050,000            --
  Net change in loans                                  (1,655,893)   (2,335,126)
                                                       ------------------------
          Net cash from investing activities           (1,147,055)   (2,282,007)
                                                       ------------------------
Cash flows from financing activities
  Net change in:
    Deposits                                            7,609,090     2,948,859
    Federal Home Loan Bank short-term borrowings       (3,000,000)   (2,500,000)
                                                       ------------------------
          Net cash from financing activities            4,609,090       448,859
                                                       ------------------------
Net change in cash and cash equivalents                 4,430,392    (1,746,023)

Cash and cash equivalents at beginning of quarter       4,885,079     4,667,632
                                                       ------------------------
Cash and cash equivalents at end of quarter            $9,315,471    $2,921,609
                                                       ========================
Supplemental disclosures:
  Cash paid during the quarter for:
    Interest                                           $1,386,428    $1,042,961
    Income taxes                                          135,000             0


              The accompanying notes are an integral part of these
                       consolidated financial statements.

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

Nature of  Operations:  The  Company  provides  financial  services  through its
----------------------
offices in Lawrence  and Scioto  Counties.  Its  primary  deposit  products  are checking, savings, and term certificate accounts, and its primary lending products are real estate mortgage and installment loans. Substantially all loans are secured by specific items of collateral including consumer assets and real estate. Lawrence Financial Services Corporation holds real property for investment purposes. Management considers the Company to operate in one segment, banking.

Earnings Per Common Share: Basic earnings per common share is net income divided
--------------------------
by 775,827 weighted average number of common shares outstanding less 55,866 of unearned ESOP shares. A total of 719,961 weighted average shares were outstanding for the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. As of March 31, 2001, 2000 and 1999 there were no potentially dilutive items. The following table reflects the Company's basic and diluted earnings per share of common stock.

                                         03/31/01     03/31/00     03/31/99
Basic earnings per common share           $ 0.25         N/A         N/A
Diluted earnings per common share           0.25         N/A         N/A

Management's Opinion: In the opinion of management,  the unaudited  Consolidated
---------------------
Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000 and the statements of cash flows for the three months ended March 31, 2001 and 2000. In accordance with generally accepted accounting principles for interim financial information, these statements do not include certain information and footnote disclosures required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 2000 has been derived from the audited Consolidated Financial Statements of Lawrence Financial Holdings, Inc. (the "Company"). The results of operations and statements of cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB. (Certain reclassifications have been made to prior periods' consolidated financial statements and related notes to conform with the current period presentation.)

NOTE 2 - EMPLOYEE  BENEFITS

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

NOTE 3 - REGULATORY  CAPITAL  REQUIREMENTS

     Lawrence Federal Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt-corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At March 31, 2001 and December 31, 2000, management believes the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank was considered well capitalized under
Section 38 of the Federal Deposit Insurance Act as of its last regulatory exam. Management is unaware of any events or circumstances that would change the Bank's classification since that time.

     The Bank's actual capital levels and minimum required levels were as follows:

                                                                    Minimum
                                                                 Required to be
                                                                Well Capitalized
                                              Minimum Required    Under Prompt
                                                for Capital    Corrective Action
                                 Actual      Adequacy Purposes    Regulations
                            ----------------------------------------------------
(dollars in thousands)       Amount  Ratio    Amount   Ratio    Amount   Ratio
                            ----------------------------------------------------
March 31,2001:
--------------
Total capital (to risk-
  weighted assets)          $14,014  15.26%   $7,345    8.0%    $9,181   10.0%
Tier 1 (core) capital (to
  risk-weighted assets)     $13,208  14.39%   $3,672    4.0%    $5,509    6.0%
Tier 1 (core) capital (to
  adjusted total assets)    $13,208  10.22%   $5,202    4.0%    $6,502    5.0%

December 31,2000:
-----------------
Total capital (to risk-
  weighted assets)          $13,771  15.32%   $7,190    8.0%    $8,988   10.0%
Tier 1 (core) capital (to
  risk-weighted assets)     $12,996  14.46%   $3,595    4.0%    $5,393    6.0%
Tier 1 (core) capital (to
  adjusted total assets)    $12,996  10.44%   $5,012    4.0%    $6,265    5.0%


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

     In addition to the restriction described above, the Bank may not declare or pay cash dividends or repurchase any of its shares of common stock if the effect thereof would reduce the Bank's capital level below the aggregate balance required for the liquidation account.

ITEM  2
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

                             Selected Financial Data


                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                      2001        2000
                                                     ------      ------
Significant Ratios

Net income to:
  Average total assets                                0.58%       0.49%
  Average stockholders' equity                        4.78        6.32
Net Interest Margin                                   3.43        3.21
Average net loans to average deposits                99.39       86.57
Average stockholders' equity to
  average total assets                               12.20        7.72
Capital ratios:
  Tier I capital                                     10.22        7.79
  Risk-based capital                                 15.26       11.78

----------------------------------------------------------------------

Per Share Data:

Earnings
  Basic                                            $  0.25        N/A
  Diluted                                             0.25        N/A
Cash dividends per share                                --        N/A
Weighted average shares outstanding
  Basic                                            719,961        N/A
  Diluted                                          719,961        N/A
Book value at end of period                        $ 21.15        N/A
Market price at end of period                        11.50        N/A

Introduction

     This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts, rather they are statements based on Lawrence Financial Holdings, Inc.'s ("Lawrence Financial") current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

     Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Lawrence Financial operates, as well as nationwide, Lawrence Financial's ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Lawrence Financial assumes no obligation to update any forward-looking statements.

Operating Strategy

     Lawrence Financial, through its wholly owned subsidiary Lawrence Federal Savings Bank ("Lawrence Federal"), operates as a community-oriented financial institution focused on meeting the financial service needs of consumers in its market area. To accomplish this objective, Lawrence Federal offers a variety of mortgage and consumer loans and retail deposit products. Lawrence Federal has extended its lending activities outside of its market area through programs for originating mobile home and automobile loans through a network of dealers. These indirect lending programs help Lawrence Federal originate a larger amount of consumer loans, which typically have shorter terms and higher yields than mortgage loans, than Lawrence Federal would otherwise be able to originate. In addition, the origination of shorter term consumer loans will help Lawrence Federal in managing its interest rate risk. Lawrence Federal intends to continue to focus on further expansion of its non-mortgage lending.

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

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

     During the first three months of 2001, total assets increased $5 million, or 4%, to $129 million at March 31, 2001 when compared to the balances at December 31, 2000. At the quarter ended March 31, 2001, net loans receivable had grown $2 million, or 2%, when compared to the end of the prior quarter. Direct and indirect consumer loans grew $1 million, or 5%, real estate loans decreased by $1 million, or 2%, and indirect mobile home loans grew $790,000, or 4%. commercial loans were at $1 million on March 31, 2001 with no comparable balance at December 31, 2000. The growth in the commercial loan portfolio was due to a reclassification of real estate based, commercial purpose loans from the real estate loan portfolio. The majority of the growth in consumer loans is tied to the indirect automobile lending program, while real estate loans decreased as a result of reclassifications and reduced market demand. Mobile home loans increased as a result of increased origination efforts by the third party through which Lawrence Federal originates most of its mobile home loans.
Lawrence Federal's long term investments, held in the form of securities, decreased by $380,000, or 6%, when comparing March 31, 2001 balances to December 31, 2000. During the third and fourth quarters of 2000, Lawrence Financial deployed most of the liquidity provided by the sale of these assets as a source of funds to generate higher yielding loans. During the first quarter of 2001 Lawrence Financial's available cash and cash equivalents grew to $9 million an increase of $4 million, or 91%, when compared to the quarter ending December 31, 2000. This growth was primarily due to increases in interest bearing deposits.

     Compared to December 31, 2000, total deposits and borrowings increased $5 million, or 4%, to $113 million at March 31, 2001. Within the first quarter of 2001, deposits increased $8 million, or 7%, and the volume of Federal Home Loan Bank advances decreased by $3 million to a balance of $2 million at March 31, 2001. Deposits grew during this period as a result of marketing efforts and aggressively priced products.

     Equity increased $286,000, or 2%, to $15 million at March 31, 2001 when compared to the same period in December 31, 2000. On December 28, 2000, Lawrence Financial completed its initial public offering in connection with the conversion of Lawrence Federal to a stock company. The first quarter of 2001 marks the end of the first three months of operating with the new level of capital. During the quarter ended March 31, 2001, retained earnings increased $180,000 as a result of net income for the period while changes to the net unrealized appreciation on securities available-for-sale improved from an unrealized loss of $58,000 to an unrealized gain of $30,000.


Comparison of Operating Results for the Quarters Ending March 31, 2001 and 2000

     General. For the quarter ended March 31, Lawrence Financial's net income increased 45% to $180,000 for 2001 from $124,000 for 2000. Return on average assets was 0.58% for the first quarter of 2001 and 0.49% for the same period in 2000, and return on average equity was 4.78% in 2001 and 6.32% in 2000. Net interest income increased $249,000, or 33%, while noninterest income increased $27,000, or 27%, as a result of a $14,000 losses taken in the first quarter of 2000 on the sale of securities and an increase in service charge related income in the first quarter of 2001. The increase in net interest income was primarily the result of the increase in the size of the loan portfolio and, secondarily, the result of an increased yield on interest-earning assets, which was partially offset by an increased cost of funds. Offsetting the increase in net interest and noninterest income was a $176,000, or 27%, increase in noninterest expense. Employee salaries and benefits increased $99,000, or 37%, when compared to the first quarter of 2000, accounting for the majority of the increase. There are several causes for the increase in salary and wage expense between the two periods. First, the Company has employed additional personnel in the indirect lending and finance areas and existing personnel received an annual merit increase. Another cause for the increase is the monthly accrual for expense related to the ESOP which was implemented at the date of conversion, December 28, 2000. And finally, the Company is accruing monthly for the potential rewards which may be earned by employees as part of the new, results oriented, incentive processes implemented by the Company in the first quarter of 2001. The Company also experienced an increase in supply costs, professional services, data processing and other noninterest expenses related to the additional financial reporting processes required of a public company and the growth of the Company's customer base.

     Interest Income. Net interest income increased $249,000, or 33%, in the quarter compared to the same quarter in 2000. Interest income on loans increased $666,000, or 43%, primarily as a result of growth in the loan portfolio and, to a lesser extent, as a result of the increase in the yield on the portfolio. Interest income on short-term investments increased $40,000, or 466%, primarily as a result of a larger average balance being carried by the Company during the first quarter of 2001. The average yield on interest-earning assets improved to 8.23% for the quarter ending March 31, 2001, from 7.62% for the same period in 2000, as loans became a higher percentage of interest-earning assets and the yield on the portfolio increased.

     Interest Expense. Interest expense increased $356,000, or 35%, in for the quarter ending March 31, 2001 compared to the first quarter of 2000. Interest paid on deposits increased $355,000, or 36%, as a result of growth in deposit accounts and the increase in rates paid on deposits. Interest paid on Federal Home Loan Bank advances was $34,000 through the first three months of 2001 compared to $33,000 for the same period in 2000. The average cost of interest-bearing liabilities rose to 5.11% in the first quarter of 2001 from 4.37% in 2000, primarily as a result of higher market rates on certificates of deposits and the addition of higher costing Federal Home Loan Bank advances.

     Provision for Loan Losses. Activity in the allowance for loan losses consists of increases due to monthly provisions for loan losses and decreases for periodic charge offs, net of recoveries. Management analyzes the adequacy of the allowance balance quarterly by determining its estimate of probable losses in the portfolio and comparing that estimate to the allowance balance. Management calculates its estimate of probable losses primarily by applying expected loss percentages to classified loans and major loan categories. In the first quarter of 2001, management reevaluated the loss percentage used for determining the required allowance for each loan category. The impact of these events are described in more detail below as part of the discussion comparing the first quarter 2001 and 2000 provisions for loan losses.

     The provision for loan losses was $48,000 for the first quarter of 2001 compared to $30,000 for the same period in 2000. The provision for the first quarter of 2001 and 2000 reflected management's assessment of probable losses, which is impacted by loan growth and changes in the composition of the loan portfolio, particularly the growth of indirect automobile, indirect mobile home, and direct consumer loans. Management's assessment of probable losses in the loan portfolio increased for the first three months of 2001 when compared to the same period in 2000, primarily due to the changes in both the volume and the mix of the loan portfolio. During the first quarter of 2001, management also reevaluated Lawrence Federal's historic loss percentage and incorporated other factors such as peer comparisons, underwriting quality and local economic conditions in its analysis of allowance levels. While the economy in Lawrence County has generally been good the past few years, recent plant closings have resulted in job losses. Over the past several years, unemployment in Lawrence County has been greater than the state and national rate. Management considers these factors when calculating its estimate of the required level of the allowance for loan losses.

     Management believes that the average balance of outstanding indirect automobile loans will not grow significantly beyond its ending balance at March 31, 2001. Management anticipates that its estimate of the required level of allowance associated with Lawrence Federal's indirect automobile lending program will decrease when compared to the year 2000, but will increase if the bank experiences growth in its loan volume or an unexpected increase in loan delinquency.

     While management believes the existing level of reserves is adequate, future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions that may be beyond Lawrence Federal's control.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage change from the first quarter of 2001 to the first quarter of 2000.

                                                             Dollar   Percentage
                                       03/31/01   03/31/00   Change     Change
                                       --------   --------   ------   ----------
    (Dollars in Thousands)
Net securities gains (losses)             --         -14       14        N/A
Service charges                           88          79        9         11
Other                                     39          35        4         11
                                         ---         ---      ---
    Total                                127         100       27         27
                                         ===         ===      ===        ===

     Net securities losses incurred in the first quarter of 2000 were not duplicated in the same period of 2001. Service charges increased during the quarter as a result of growth in the number of deposit accounts. Other income consists of increases in the cash surrender value of life insurance policies and $2,500 of fees paid to the Company for the origination of fixed rate mortgages. The origination of long-term, fixed rate mortgages through a third party was started in the first quarter of 2001 and is part of the Company's overall interest rate risk management strategy.

Noninterest Expense. The following table shows the components of noninterest expense and the dollar and percentage change from the three months ending March 31, 2001 to the same period in 2000.

                                                             Dollar   Percentage
                                       03/31/01   03/31/00   Change     Change
                                       --------   --------   ------   ----------
  (Dollars in Thousands)
Salaries and benefits                    368         268      100         37
Deposit insurance premiums                 5           5       --         --
Occupancy and equipment                   84          89       -5         -6
Data processing                          119         106       13         12
Franchise tax                             26          26       --         --
Advertising expense                       16          36      -20        -55
Other                                    199         111       88         79
                                         ---         ---      ---
    Total                                817         641      176         27
                                         ===         ===      ===        ===

     Employee salaries and benefits increased $100,000, or 37%, when compared to the first quarter of 2000, accounting for the majority of the increase in noninterest expenses. There are several causes for the increase in salary and wage expense between the two periods. First, the Company has employed additional personnel in the indirect lending and finance areas and existing personnel received an annual merit increase. Another cause for the increase is the monthly accrual for expense related to the ESOP which was implemented at the date of conversion, December 28, 2000. And finally, the Company is accruing monthly for the potential rewards which may be earned by employees as part of the new, results oriented, incentive processes implemented by the Company in the first quarter of 2001. The Company also experienced an increase in supply costs, professional services, data processing and other noninterest expenses related to the additional financial reporting processes required of a public company and the growth of the Company's customer base.

     Income Tax Expense. The provision for income tax was $81,500 in for the quarter ended March 31, 2001, compared to $55,600 in the same period for 2000. The provision increased as a result of higher taxable income. The effective tax rate for the first quarter of 2001 was 31.2% compared with 30.9% for the same period in 2000.

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

                                    -----------------------------------------------------------
                                                      Quarter ended March 31,
                                    -----------------------------------------------------------
                                                2001                           2000
                                    ----------------------------   ----------------------------
    (Dollars in Thousands)          Average   Interest   Average   Average   Interest   Average
                                    Balance               Yield/   Balance               Yield/
                                                           Rate                           Rate
                                    -------   --------   -------   -------   --------   -------
Interest-earning assets:
  Loans (1)                         106,371     2,230     8.44%     79,414     1,565     7.89%
  Securities (2)                      6,474        97     5.96%     12,548       198     6.32%
  Interest-bearing short term inv     3,307        49     6.05%      1,138         9     3.07%
                                    -------     -----              -------     -----
    Total interest-earning assets   116,152     2,376     8.23%     93,100     1,771     7.62%
Non-interest-earning assets           9,202                          9,180
                                    -------                        -------
    Total assets                    125,354                        102,280
                                    =======                        =======
Interest-bearing liabilities:
  Deposits:
    Passbook accounts                20,123       128     2.58%     18,115       125     2.77%
    Money market accounts               784         5     2.54%        910         6     2.65%
    NOW accounts                     11,624        72     2.51%     12,011        81     2.71%
    Certificates of deposit          74,495     1,137     6.19%     60,700       775     5.14%
                                    -------     -----              -------     -----
      Total deposits                107,026     1,342     5.08%     91,736       987     4.33%
  FHLB advances                       2,258        34     6.09%      2,194        33     6.12%
                                    -------     -----              -------     -----
      Total interest-bearing
        liabilities                 109,284     1,376     5.11%     93,930     1,020     4.37%
                                                -----                          -----
Non-interest-bearing liabilities        775                            451
                                    -------                        -------
      Total liabilities             110,059                         94,381
Total retained earnings              15,295                          7,899
                                    -------                        -------
      Total liabilities and
        retained earnings           125,354                        102,280
                                    =======                        =======

Net interest-earning assets           6,868                           (830)
                                    =======                        =======
Net interest income/interest
  rate spread (3)                               1,000     3.12%                  751     3.25%
                                                =====     ====                 =====     ====
Net interest margin (4)                          3.43%                          3.21%
                                                =====                          =====
Ratio of interest-earning assets
  to interest-bearing liabilities    106.28%                         99.12%
                                    =======                        =======

----------
(1) Balances are net of deferred loan origination costs, allowance for loan losses, undisbursed proceeds of construction loans in process, and include non-accrual loans.
(2) Includes investment securities available-for-sale, stock in the Federal Home Loan Bank of Cincinnati and mutual funds.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Management of Interest Rate Risk and Market Risk Analysis

     Qualitative Aspects of Market Risk. Lawrence Federal's most significant form of market risk is interest rate risk. The principal objectives of Lawrence Federal's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given Lawrence Federal's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. Lawrence Federal has an Asset/Liability Committee (ALCO), responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The ALCO is actively involved in reviewing the mix, volume and pricing strategies associated with managing the Bank's balance sheet and interest rate risk. During the first quarter of 2001 management developed several additional internal reports to better analyze the current financial position of the Bank, and the Company, and to identify historic trends in the both entities performance. However, the extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of Lawrence Federal.

     At this time, Lawrence Federal is liability sensitive which makes the Bank subject to increased interest expense during periods of rising interest rates. During the first quarter of 2001, the Federal Reserve lowered short-term interest rates by 150 basis points which should result in improved net interest margins for the Bank. In recent years, Lawrence Federal has used the following strategies to manage interest rate risk: (1) emphasizing shorter term consumer loans; (2) maintaining a high quality portfolio of short- to intermediate-term securities; and (3) managing the rates and terms of certificates of deposit to better structure the repricing opportunities of its rate sensitive liabilities. Lawrence Federal intends to increase its emphasis on adjustable-rate loans and to originate some fixed-rate mortgage loans through a third party which will reduce the interest rate risk contained in the balance sheet and generate additional noninterest income. Lawrence Federal currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

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

   Change in            Net Portfolio Value         NPV as % of Portfolio
 Interest Rates                                        Value of Assets
In Basis Points
  (Rate Shock)
---------------   -------------------------------   ---------------------
                  (Dollars in thousands)
                                                      NPV
                   $ Amount   $ Change   % Change    Ratio     Change (1)
---------------    --------   --------   --------    -----     ----------
       300           6,142     -5,019      -45%       5.28%       -380
       200           7,865     -3,296      -30%       6.63%       -245
       100           9,579     -1,582      -14%       7.92%       -115
     Static         11,161         --       --        9.07%         --
      -100          12,386      1,224       11%       9.93%         85
      -200          13,911      2,750       25%      10.97%        189
      -300          16,046      4,885       44%      12.39%        332

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

     Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At March 31, 2001, cash and short-term investments totaled $9 million. Securities classified as available-for-sale totaled $6 million at March 31, 2001. In addition, at March 31, 2001, Lawrence Federal had the ability to borrow a total of approximately $10 million from the Federal Home Loan Bank of Cincinnati. On that date, Lawrence Federal had advances outstanding of $2 million.

     The primary investing activities of Lawrence Federal are the origination of loans and the purchase of securities. In the first quarter of 2001, Lawrence Federal originated $9 million of loans and purchased $1 million of securities. During the same period in 2000, Lawrence Federal originated $6 million of loans and purchased $2 million of securities.

     Funding is obtained primarily from activity involving deposit accounts and Federal Home Loan Bank advances. In the first quarter of 2001 Lawrence Federal experienced a net increase in total deposits of $8 million compared to an increase of $3 million for the first quarter of 2000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits. At March 31, 2001, Federal Home Loan Bank advances were $2 million. On the same date in 2000, Federal Home Loan Bank advances were at $2 million. The difference between the two balances is that the 2001 borrowing has a 24 month maturity and the borrowing at March 31, 2000 was a short-term, overnight, borrowing.

     At March 31, 2001, Lawrence Federal had outstanding commitments to originate loans of $5 million. Lawrence Federal anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through Federal Home Loan Bank borrowings. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2001 totaled $53 million. Management believes, based on past experience, that a significant portion of those deposits will remain with Lawrence Federal. Based on the foregoing, Lawrence Federal considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     Lawrence Federal is subject to various regulatory capital requirements administered by the Office of Thrift Supervision including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2001, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines.

Impact of Accounting Pronouncements

     Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 (as amended by SFAS No. 137), standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires entities to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value, gains and losses, of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reasons for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies. Lawrence Federal adopted FASB No. 133 on January 1, 2001. The statement did not affect Lawrence Federal because Lawrence Federal does not currently purchase derivative instruments or enter into hedging activities.

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

Looking Forward......

     The close of business, March 31, 2001, marked the completion of our first three months as a stock company. The results posted by the Company are consistent with the mission, goal and strategic objectives of the organization. Our corporate "Mission" is to provided the communities within our market with competitively priced financial services, delivered by a knowledgeable and professional staff, in a convenient and timely manner. Our corporate "Goal" is to achieve an annual increase in net income of at least 8.00% while maintaining a balance of asset quality and growth. The long-term result of this goal will be to provide enhanced value to our shareholders.

     Both the mission and the goal of the Company will be achieved through the continued education of our associates and improved teamwork. The combination of these two elements creates a positive banking environment in which the staff can grow professionally and personally. As a result, our customers will receive value added services, our communities will receive the financial support they need and our shareholders will receive a reasonable return on their investment.

     During the first quarter of 2001 the Company implemented a set of tailored incentive programs to reward associates for producing results which are consistent with the Company's stated mission, goal and strategic objectives. There are three separate incentive programs. Each program is structured to strike a balance between five fundamental elements necessary for long-term corporate success: growth; profit; quality; efficiency; and enhanced shareholder value.

     The Company is focused on expanding our customer base. One method of accomplishing this objective is through the introduction of new financial products and services. Another method for improving the customer base is to focus on enhancing the number of banking relationships with existing customers. A third alternative is by expanding our current delivery network. Management believes that the Company is now in a position to pursue appropriate business opportunities and to focus part of its energies on evaluating possible banking center expansion via denovo construction and/or by purchasing existing locations as a means of acquiring new sales centers and enhancing revenue opportunities. Future acquisitions, if they occur, may not be limited to a specific geographic location or proximity to current branch operations. Lawrence Financial will consider only those business opportunities that are consistent with both the mission and the strategic goals of the Company and which management believes have the potential to generate additional shareholder value.

     The Company's management team is evaluating various methods to leverage existing and new technologies to improve operating efficiencies, product and service delivery channels, and the measurement/analysis of internal data. By performing these "ground-up" reviews management believes it can significantly improve several core processes generating both short-term and long-term benefits to customers and shareholders.

     The Board of Directors, the management team and each associate of the Company are focused on producing positive results. Generating a short-term spike in income or growth is not the objective. To be consistent with corporate objectives positive results must enhance franchise value over the long-term, deliver value added services to the customer and the community, and build sustained shareholder value.

     The first quarter of 2001 produced several positive results for the Company and it marked a good beginning but it is only that, "... a good beginning".

                        Lawrence Financial Holdings, Inc.
                                    Form 10-Q

                          Quarter ended March 31, 2001

PART II - Other Information

Item 1-   Legal Proceedings:
          There are no matters required to be reported under this item.

Item 2-   Changes in Securities:
          There are no matters required to be reported under this item.

Item 3-   Defaults Upon Senior Securities:
          There are no matters required to be reported under this item.

Item 4-   Submission of Matters to a Vote of Security Holders:
          There are no matters required to be reported under this item.

Item 5-   Other Information:
          There are no matters required to be reported under this item.

Item 6-   Exhibits and Reports on Form 8-K:

          (a)  Exhibits - Not applicable.
          (b)  Reports on Form 8-K.

     A report on Form 8-K was filed on March 19, 2001. Under Item 5, Other Matters, Lawrence Financial Holdings, Inc. reported that it issued a press release to announce the date of its annual meeting of shareholders.


                                   Signatures

     In accordance with to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Lawrence Financial Holdings, Inc.



Date:  May 14, 2001            /s/Jack L. Blair

                               Jack L. Blair
                               President and Chief Executive Officer


Date:  May 14, 2001            /s/RobRoy Walters

                               RobRoy Walters
                               Senior Vice President and Chief Financial Officer