Form 10QSB
period 2001-06-30
LAWRENCE FINANCIAL HOLDINGS INC
filed 2001-08-07
CIK 1121577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                         Commission file number: 0-31847

                        Lawrence Financial Holdings, Inc.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

            Maryland                                            31-1724442
            --------                                            ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                   311 South Fifth Street, Ironton, Ohio 45638
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (740) 532-0263
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class:                              Outstanding at July 31 , 2001
    Common Stock, $.01 par value                       775,827 Common Shares

                        Lawrence Financial Holdings, Inc.

                                   FORM 10-QSB

                           Quarter Ended June 30, 2001

                         Part I - Financial Information

                                                                            Page
                                                                            ----

ITEM 1 - Financial Statements

         Consolidated Balance Sheets ......................................    3

         Consolidated Statements of Income ................................    4

         Consolidated Statements of Comprehensive Income ..................    5

         Consolidated Statements of Changes in
          Shareholders' Equity ............................................    6

         Consolidated Statements of Cash Flows ............................    7

         Notes to the Consolidated Financial Statements ...................    8

ITEM 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................   10

                           Part II - Other Information

Other Information .........................................................   19

Signatures ................................................................   19


--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                           June 30,          December 31,
                                                                             2001                2000
                                                                        -------------       -------------
ASSETS
     Cash and due from banks                                            $   8,345,493       $   2,206,856
     Money market fund                                                        222,311           2,678,223
                                                                        -------------       -------------
         Total cash and cash equivalents                                    8,567,804           4,885,079
     Securities available for sale, at fair value                           7,057,038           6,430,911
     Loans receivable, net                                                107,917,938         105,385,397
     Federal Home Loan Bank stock                                             569,000             549,100
     Premises and equipment, net                                            3,402,572           3,453,094
     Accrued interest receivable                                              708,131             815,816
     Cash surrender value of life insurance                                 1,898,303           1,870,231
     Other assets                                                             234,087             455,590
                                                                        -------------       -------------

                                                                        $ 130,354,873       $ 123,845,218
                                                                        =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities
         Noninterest-bearing deposits                                   $   1,496,866       $   1,409,413
         Interest-bearing deposits                                        110,015,399         101,697,172
                                                                        -------------       -------------
              Total deposits                                              111,512,265         103,106,585
         Federal Home Loan Bank borrowings                                  2,000,000           5,000,000
         Other liabilities                                                  1,373,931             798,688
                                                                        -------------       -------------
              Total liabilities                                           114,886,196         108,905,273

     Shareholders' Equity
         Preferred stock; par value $0.01 per share; shares
             authorized: 1,000,000; shares issued: none                            --                  --
         Common stock; par value $0.01 per share; shares
             authorized: 4,000,000; shares issued: 775,827                      7,696               7,696
         Additional paid-in capital                                         7,001,074           6,994,305
         Retained earnings                                                  8,954,932           8,555,006
         Unearned ESOP shares - 52,751 at 2001 and
            55,866 at 2000                                                   (525,129)           (558,660)
         Accumulated other comprehensive income (loss),
              net of tax of $15,508 at 2001 and $(30,086) at 2000              30,104             (58,402)
                                                                        -------------       -------------
              Total shareholders' equity                                   15,468,677          14,939,945
                                                                        -------------       -------------

                  Total liabilities and shareholders' equity            $ 130,354,873       $ 123,845,218
                                                                        =============       =============

        The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
            Three Months Ended and Six Months June 30, 2001 and 2000
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                         June 30,
                                                    --------------------            ---------------------
                                                    2001            2000            2001             2000
                                                    ----            ----            ----             ----
Interest income
     Loans, including fees                       $2,260,667      $1,725,998      $4,484,825      $ 3,292,189
     Taxable securities                             116,978         200,914         222,513          402,567
     Overnight deposit                               54,351          32,636          94,406           37,741
                                                 ----------      ----------      ----------      -----------
                                                  2,431,996       1,959,548       4,801,744        3,732,497
                                                 ----------      ----------      ----------      -----------
Interest expense
     Deposits                                     1,342,646       1,120,552       2,684,490        2,112,524
     Federal Home Loan Bank borrowings               29,469          34,688          63,412           68,129
                                                 ----------      ----------      ----------      -----------
                                                  1,372,115       1,155,240       2,747,902        2,180,653
                                                 ----------      ----------      ----------      -----------

Net interest income                               1,059,881         804,308       2,053,842        1,551,844
Provision for loan losses                            60,000          30,000         108,000           60,000
                                                 ----------      ----------      ----------      -----------

Net interest income
      after provision for loan losses               999,881         774,308       1,945,842        1,491,844

Noninterest income
     Net securities losses                               --              --              --          (13,739)
     Service charges                                107,563          82,397         201,272          167,714
     Other                                           47,545          44,981          86,498           79,429
                                                 ----------      ----------      ----------      -----------
                                                    155,108         127,378         287,770          233,404

Noninterest expense
     Salaries and benefits                          378,031         268,856         745,706          538,872
     Deposit insurance premiums                      15,920          12,215          31,720           24,587
     Occupancy and equipment                         82,166          90,215         165,983          179,775
     Data processing                                118,871          98,268         238,143          204,505
     Franchise tax                                   24,000          22,785          50,250           50,535
     Advertising expense                             19,587          22,439          42,385           58,883
     Other                                          189,396         135,511         370,847          236,963
                                                 ----------      ----------      ----------      -----------
                                                    827,971         650,289       1,645,034        1,294,120
                                                 ----------      ----------      ----------      -----------

Income before income tax                            327,018         251,397         588,578          431,128

Provision for income tax                            107,144          77,180         188,652          132,757
                                                 ----------      ----------      ----------      -----------

Net income                                       $  219,874      $  174,217      $  399,926      $   298,371
                                                 ==========      ==========      ==========      ===========

Basic and diluted earnings per common share      $     0.30             N/A      $     0.55              N/A
                                                 ==========      ==========      ==========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            Three Months Ended and Six Months June 30, 2001 and 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                            June 30,
                                                         ----------------------              ----------------------
                                                         2001              2000              2001              2000
                                                         ----              ----              ----              ----
Net income                                            $ 219,874         $ 174,217         $ 399,926         $ 298,371

Other comprehensive income:
     Unrealized gains (losses)
        arising during period                               808           (21,791)          134,100            20,088
     Reclassification adjustment for losses
         included in net income                              --                --                --            13,739
                                                      ---------         ---------         ---------         ---------
Total other comprehensive income                            808           (21,791)          134,100            33,827
     Income tax benefit (expense)                          (275)            7,408           (45,594)          (11,501)
                                                      ---------         ---------         ---------         ---------

     Other comprehensive income,  net of tax                533           (14,383)           88,506            22,326
                                                      ---------         ---------         ---------         ---------

Comprehensive income                                  $ 220,407         $ 159,834         $ 488,432         $ 320,697
                                                      =========         =========         =========         =========

        The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       Year Ended December 31, 2000 and the Six Months Ended June 30, 2001
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                             Additional                 Unearned    Accum Other
                                                 Common       Paid-In        Retained     ESOP     Comprehensive
                                                  Stock       Capital        Earnings    Shares    Income (Loss)     Total
                                                 -------    -----------    ----------   ---------  -------------  -----------
Balance - January 1, 2000                        $    --    $        --    $8,132,702   $      --    $(341,189)   $  7,791,513

Net income                                            --             --       422,304          --           --         422,304

Net unrealized appreciation on securities
    available for sale, net of tax of $145,678        --             --            --          --      282,787         282,787

Proceeds from the sale of 775,827 shares of
    common stock, net of conversion costs          7,758      7,056,243            --          --           --       7,064,001

Purchase of 62,066 shares of common stock
    for ESOP                                          --             --            --    (620,660)          --        (620,660)

6,200 shares committed to be released under
    the ESOP                                         (62)       (61,938)           --      62,000           --              --
                                                 -------    -----------    ----------   ---------    ---------    ------------

Balance - December 31, 2000                      $ 7,696    $ 6,994,305    $8,555,006   $(558,660)   $ (58,402)   $ 14,939,945
                                                 -------    -----------    ----------   ---------    ---------    ------------

Net income                                            --                      399,926          --           --         399,926

3,115 shares committed to be released under
   the ESOP                                           --          6,769            --      33,531           --          40,300

Net unrealized appreciation on securities
    available for sale, net of tax of $45,594         --             --            --          --       88,506          88,506
                                                 -------    -----------    ----------   ---------    ---------    ------------

Balance - June 30, 2001                          $ 7,696    $ 7,001,074    $8,954,932   $(525,129)   $  30,104    $ 15,468,677
                                                 =======    ===========    ==========   =========    =========    ============

        The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                              Six Months Ended
                                                                                   June 30,
                                                                           -----------------------
                                                                           2001               2000
                                                                           ----               ----
Cash flows from operating activities
     Net income                                                        $   399,926       $    298,371
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                       88,881             93,560
         Provision for loan losses                                         108,000             60,000
         Stock dividend on Federal Home Loan Bank stock                    (19,900)           (18,300)
         Net premium amortization (discount accretion)                       7,970            (73,880)
         Net securities losses                                                  --             13,739
         ESOP expense                                                       40,300                 --
         Change in other assets and liabilities                            723,068          1,443,417
                                                                       -----------       ------------
     Net cash from operating activities                                  1,348,245          1,816,907
                                                                       -----------       ------------

Cash flows from investing activities
     Purchase of:
         Securities available for sale                                  (3,750,000)        (2,050,000)
         Premises and equipment                                            (38,659)           (15,669)
     Proceeds from:
         Sale of securities available for sale                                  --          2,103,966
         Calls, maturities and principal repayments of securities
             available for sale                                          3,250,000                 --
     Net change in loans                                                (2,532,541)       (11,835,539)
                                                                       -----------       ------------

              Net cash from investing activities                        (3,071,200)       (11,797,242)
                                                                       -----------       ------------

Cash flows from financing activities
     Net change in:
         Deposits                                                        8,405,680          9,546,958
         Federal Home Loan Bank short-term borrowings                   (3,000,000)          (500,000)
                                                                       -----------       ------------

              Net cash from financing activities                         5,405,680          9,046,958
                                                                       -----------       ------------

Net change in cash and cash equivalents                                  3,682,725           (933,377)

Cash and cash equivalents at beginning of the year                       4,885,079          4,667,632
                                                                       -----------       ------------

Cash and cash equivalents at end of the period                         $ 8,567,804       $  3,734,255
                                                                       ===========       ============

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                      $ 2,773,900       $  2,102,000
         Income taxes                                                      195,000            119,000

        The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include Lawrence Financial Holdings, Inc. and its wholly-owned subsidiary, Lawrence Federal Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, Lawrence Financial Services Corporation (together, the "Company"). Intercompany transactions and balances are eliminated in consolidation.

Nature of Operations: The Company provides financial services through its offices in Lawrence and Scioto Counties, Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are real estate mortgage and installment loans. Substantially all loans are secured by specific items of collateral including consumer assets and real estate. Lawrence Financial Services Corporation holds real property for investment purposes. Management considers the Company to operate in one segment, banking.

Earnings Per Common Share: Basic earnings per common share is net income divided by 775,827 weighted average number of common shares outstanding less 53,526 weighted average of unearned shares allocated to the Employee Stock Ownership Plan (the "ESOP") for the three months ended June 30, 2001 and 54,309 weighted average of unearned shares allocated to the ESOP for the six months ended June 30, 2001. A total of 722,301 weighted average shares were outstanding for the three month period ended June 30, 2001 and 721,518 weighted average shares were outstanding for the six month period ended June 30, 2001. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable. As of June 30, 2001 and there were no potentially dilutive items.

Management's Opinion: In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2001, the results of operations for the three month period and the six month period ended June 30, 2001 and 2000 and the statements of cash flows for the six months ended June 30, 2001 and 2000. In accordance with generally accepted accounting principles for interim financial information, these statements do not include certain information and footnote disclosures required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 2000 has been derived from the audited Consolidated Financial Statements of Lawrence Financial Holdings, Inc. (the "Company"). The results of operations and statements of cash flows for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB. (Certain reclassifications have been made to prior periods' consolidated financial statements and related notes to conform with the current period presentation.)

NOTE 2 - REGULATORY CAPITAL REQUIREMENTS

      Lawrence Federal Savings Bank (the "Bank") is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt-corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At June 30, 2001 and December 31, 2000, management believes the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank was considered well capitalized under
Section 38 of the Federal Deposit Insurance Act as of its last regulatory exam. Management is unaware of any events or circumstances that would change the Bank's classification since that time.

      The Bank's actual capital levels and minimum required levels were as follows:

                                                                                                     Minimum
                                                                                                 Required to be
                                                                 Minimum Required            Well Capitalized Under
                                                                    for Capital                 Prompt Corrective
                                            Actual               Adequacy Purposes             Action Regulations
                                            ------               -----------------             ------------------
(dollars in thousands)              Amount        Ratio       Amount          Ratio           Amount        Ratio
                                    ------        -----       ------          -----           ------        -----
June 30,2001:


--------------------------------------------------------------------------------

Total capital (to risk-
    weighted assets)             $   14,149       15.19%    $    7,451         8.0%       $     9,313       10.0%
Tier 1 (core) capital (to
    risk-weighted assets)        $   13,310       14.29%    $    3,725         4.0%       $     5,588        6.0%
Tier 1 (core) capital (to
    adjusted total assets)       $   13,310       10.34%    $    5,183         4.0%       $     6,479        5.0%

December 31,2000:
Total capital (to risk-
    weighted assets)             $   13,771       15.32%    $    7,190         8.0%       $     8,988      10.0%
Tier 1 (core) capital (to
    risk-weighted assets)        $   12,996       14.46%    $    3,595         4.0%       $     5,393        6.0%
Tier 1 (core) capital (to
    adjusted total assets)       $   12,996       10.44%    $    5,012         4.0%       $     6,265        5.0%

      Regulations of the Office of Thrift Supervision (OTS) limit the amount of cash dividends, repurchase of common stock and other capital distributions that may be paid by the Bank without prior approval of the OTS. The regulatory restriction provides that the Bank may make a capital distribution without notifying the OTS or applying to the OTS for approval provided that (1) the total amount of all capital at the institution (including the proposed capital distribution) for the applicable calendar year does not exceed the institution's net income for that year to date plus the institution's retained net income for the preceding two years; (2) the institution will be well capitalized following the proposed capital distributions; and, (3) certain other conditions are met.

      In addition to the restriction described above, the Bank may not declare or pay cash dividends or repurchase any of its shares of common stock if the effect thereof would reduce the Bank's capital level below the aggregate balance required for the liquidation account.


--------------------------------------------------------------------------------

ITEM 2

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

                             Selected Financial Data

--------------------------------------------------------------------------------

                                                  Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                                -----------------------            -----------------------
                                                2001               2000            2001               2000
                                                ----               ----            ----               ----
Significant Ratios:

Net income to
    Average total assets                          0.67%             0.64%            0.63%             0.57%
    Average stockholders' equity                  5.73              8.65             5.26              7.50

Net Interest Margin                               3.50              3.21             3.46              3.21

Average net loans to average deposits            96.92             86.36            97.95             86.41

Average stockholders' equity to
   average total assets                          11.77              7.44            11.99              7.58

Capital ratios
    Tier I capital                               10.34              7.35            10.34              7.35
    Risk-based capital                           15.19             10.78            15.19             10.78

-----------------------------------------------------------------------------------------------------------------

Per Share Data:

Earnings per weighted average share
    Basic                                  $      0.30               N/A      $      0.55               N/A
    Diluted                                       0.30               N/A             0.55               N/A

Weighted average shares outstanding
     Basic                                     722,301               N/A          721,518               N/A
    Diluted                                    722,301               N/A          721,518               N/A

Total shares outstanding                       775,827               N/A          775,827               N/A

Cash dividends per share                            --               N/A               --               N/A

Book value per share at end of period      $     19.94               N/A      $     19.94               N/A

Market price at end of period
     Source:  NASDAQ.com                         12.90               N/A            12.90               N/A


--------------------------------------------------------------------------------

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

Operating Strategy

      Lawrence Financial, through its wholly owned subsidiary Lawrence Federal Savings Bank ("Lawrence Federal"), operates as a community-oriented financial institution focused on meeting the financial service needs of consumers in its market area. To accomplish this objective, Lawrence Federal offers a variety of mortgage and consumer loans and retail deposit products. Lawrence Federal has extended its lending activities outside of its market area through programs for originating mobile home and automobile loans through a network of dealers. These indirect lending programs help Lawrence Federal originate a larger amount of consumer loans, which typically have shorter terms and higher yields than mortgage loans. In addition, the origination of shorter term consumer loans will help Lawrence Federal in managing its interest rate risk. Lawrence Federal intends to continue to focus on further expansion of its non-mortgage lending.

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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

      During the first six months of 2001, total assets increased $6.5 million, or 5%, to $130.4 million at June 30, 2001 when compared to the balances at December 31, 2000. At the six months ended June 30, 2001, net loans receivable had grown $2.5 million, or 2%, when compared to the balances at December 31, 2000. Direct and indirect consumer loans grew $3.9 million, or 15%, real estate loans decreased by $2.9 million, or 5%, and indirect mobile home loans grew $0.9 million, or 5%, commercial loans were at $1.4 million and the allowance for loan losses was $0.8 million. The growth in the commercial loan portfolio was due to a reclassification of loans from the real estate loan portfolio. These loans were made for a commercial purpose and were secured by real estate. The majority of the growth in consumer loans is tied to the indirect automobile lending program, while real estate loans decreased as a result of reduced market demand. The pace of growth in the indirect mobile home portfolio has slowed as the Company nears the desired mix of these loans to the total loan portfolio. Lawrence Federal's long term investments, held in the form of securities, increased by $0.6 million, or 10%, when comparing June 30, 2001 balances to December 31, 2000. During the first six months of 2001 Lawrence Financial's available cash and cash equivalents grew to $8.6 million, an increase of $3.7 million, or 75%. This growth was primarily due to increases in interest bearing deposits.

      Compared to December 31, 2000, total deposits and borrowings increased $5.4 million, or 5%, to $113.5 million at June 30, 2001. Within the first six months of 2001, deposits increased $8.4 million, or 8%, and the volume of Federal Home Loan Bank advances decreased by $3 million to a balance of $2 million at June 30, 2001. Deposits grew during this period as a result of marketing efforts and aggressively priced products.

      Equity increased $529,000, or 4%, to $15.5 million at June 30, 2001 when compared to the balance at December 31, 2000. During the six months ended June 30, 2001, retained earnings increased $400,000 as a result of net income for the period while changes to the net unrealized appreciation on securities available-for-sale improved from an unrealized loss of $58,000 to an unrealized gain of $30,000 and the impact of the unearned ESOP was reduced by $41,000 during the first six months of 2001.


--------------------------------------------------------------------------------

Comparison of Operating Results for the Three Month and Six Month Periods Ending June 30, 2001 and 2000

      General. For the three months ended June 30, Lawrence Financial's net income increased 26% to $220,000 for 2001 from $174,000 for 2000. For the six month period ended June 30, Lawrence Financial's net income increased 34% to $400,000 for 2001 from $298,000 for 2000. Return on average assets was 0.67% and 0.63% for the second quarter and first six months of 2001 respectively compared to 0.64% and 0.57% for the same two periods in 2000. Return on average equity was 5.73% and 5.21% for the second quarter and first six months of 2001 respectively compared to 8.65% and 7.46% for the same two periods in 2000. Net interest income increased $256,000, or 32%, during the second quarter and $502,000, or 32%, for the six month period ending June 30. The increase in net interest income was primarily the result of the increase in the size of the loan portfolio and, secondarily, the result of an increased yield on interest-earning assets, which was partially offset by an increased cost of funds. Noninterest income increased $28,000, or 22%, during the second quarter and $54,000, or 23%, for the six month period ending June 30. Offsetting the increase in net interest and noninterest income was a $178,000, or 27%, increase in noninterest expense for the quarter ended June 30 and a $351,000, or 27%, increase in noninterest expense for the six months ended June 30. Employee salaries and benefits increased $109,000, or 41%, for the quarter ended June 30 and $207,000, or 38%, when compared to the six months ended June 30, accounting for the majority of the increase. There are several causes for the increase in salary and wage expense. First, the Company has employed additional personnel in the indirect lending and finance areas and existing personnel received an annual merit increase. Another cause for the increase is the monthly accrual for expense related to the ESOP which was implemented at the date of conversion, December 28, 2000. And finally, the Company is accruing monthly for the probable rewards which are being earned by employees as part of the new, results oriented, incentive processes implemented by the Company in the first quarter of 2001. The Company also experienced an increase in supply costs, professional services, data processing and other noninterest expenses related to the additional financial reporting processes required of a public company and the growth of the Company's customer base.

      Interest Income. Net interest income increased $256,000, or 32%, for the quarter compared to the same quarter in 2000 and increased $502,000, or 32%, for the first six months of 2001 compared to the first six months of 2000. Interest income on loans increased $535,000, or 31%, and increased $1.2 million, or 36%, for the quarter and six months ended June 30 respectively. These increases were primarily a result of growth in the loan portfolio and the increase in the yield on the portfolio. Interest income on short-term investments increased $22,000, or 67%, for the quarter and increased $57,000, or 150%, for the six months ended June 30 primarily as a result of a larger average balance being carried by the Company during 2001. The average yield on interest-earning assets improved to 8.05% for the quarter and 8.13% for the six months ended June 30, 2001, from 7.87% and 7.75% for the same two periods in 2000. As the average balance of the Company's loan portfolio grew, loans became a higher percentage of total interest-earning assets resulting in an increase in the yield on total interest-earning assets. However, as earning assets reprice in the current, lower rate environment the overall yield on interest-earning assets may gradually decrease from June 30, 2001, levels.

      Interest Expense. Interest expense increased $217,000, or 19%, for the quarter ended June 30, 2001 compared to the second quarter of 2000. For the six months ended June 30 interest expense increased $567,000, or 26%, compared to the same period in 2000. Interest paid on deposits increased $222,000, or 20%, and $572,000, or 27%, for the quarter and the six month period respectively, as a result of growth in deposit volume. Interest paid on Federal Home Loan Bank advances was $30,000 for the quarter and $63,000 through the first six months of 2001 compared to $35,000 and $68,000 for the same periods in 2000. The average cost of interest-bearing liabilities was 4.85% for the quarter and 4.97% in the first six months of 2001 compared to 4.63% and 4.50% for the same periods in 2000.

      Provision for Loan Losses. Activity in the allowance for loan losses (the "Allowance") consists of increases due to monthly provisions for loan losses and decreases for periodic charge offs, net of recoveries. Management analyzes the adequacy of the Allowance balance quarterly by determining its estimate of probable losses in the loan portfolio and compares that estimate to the Allowance's balance. Management calculates its estimate of probable losses primarily by applying expected loss percentages to classified loans and major loan categories. The impact resulting from management's review is described in more detail below as part of the discussion comparing the second quarter and first six months of 2001 and the provisions for loan losses during the same two periods in 2000.

      The provision for loan losses was $60,000 for the second quarter of 2001 compared to $30,000 for the same period in 2000. The provision for loan losses was $108,000 for the six months ended June 30, 2001 compared to $60,000 for the same period in 2000. Through the six month periods ended June 30, provision increased $48,000, or 80% when comparing 2001 to 2000. The increase in provision was driven primarily by significant growth in the loan portfolio combined with a shift in the portfolio's loan mix which reflects management's focus on increasing consumer loan originations. The ratio of Allowance to gross loans at of June 30, 2001, was 0.77% compared to 0.69% at June 30, 2000. The Company's average, year-to-date allowance for loan loss as a percentage of average gross loans outstanding increased by three basis points from 0.72%, through June 30, 2000, to 0.75%, through June 30, 2001. Management uses these ratios to evaluate the Bank's Allowance and to target the Allowance's growth at a pace equal to,


--------------------------------------------------------------------------------
or greater than, the rate of increase in the loan portfolio. In addition to monitoring the rate of loan growth management assesses probable losses contained within the existing loans. The model used to estimate possible losses incorporates Lawrence Federal's historic loss percentage and other factors such as peer comparisons, underwriting quality and local economic conditions. Management's assessment of probable losses in the loan portfolio increased for the first six months of 2001 when compared to the same period in 2000, primarily due to the changes in both the volume and the mix of the loan portfolio. Management believes that the volume of indirect automobile and indirect mobile home loans, expressed as a percent of the total loan portfolio, will not grow significantly beyond June 30, 2001, levels. At June 30, 2001, indirect automobile and indirect mobile home loans were 16% and 18%, respectively, of total gross loans outstanding.

      The economy in Lawrence County has generally been good in the past few years, but recent plant closings have resulted in the loss of several jobs. However, given recent economic conditions, Lawrence Federal has not experienced a significant increase in the percentage of charged off loan balances. The ratio of non-performing loans (those loans 90 days or more delinquent and loans placed on non-accrual) to gross loans as of June 30, 2001, was at 1.55% compared to 0.85% at March 31, 2001. In dollars, these percentages represent an increase of $767,000 in non-performing loans, from $916,000 at March 31, 2001, to $1,683,000 at June 30, 2001. $627,000, or 83%, of the increase was related to action taken by the Company on June 29, 2001, against a group of local borrowers which have operated a retail grocery business in the community for many years. The Company is in first position on all real estate, fixtures and inventory related to the operation of the business and has the personal guarantees of each owner. Management has not established a specific reserve for this loan and believes the Company to be adequately secured in the unlikely event of a liquidation.

      A few business days after quarter-end June 30, 2001, the Company reduced non-performing loans by $95,000 through the completion of two real estate related transactions that were pending at the close of the quarter. Management continues to monitor closely the risk characteristics of the loan portfolio, local economic conditions and, as stated earlier, will consider these factors when evaluating the appropriate amount of provision and Allowance. Management believes the company to be adequately reserved.

      While management believes the existing ratio of Allowance to gross loans is adequate, future adjustments to the provision may be necessary due to economic, operating, regulatory, and other conditions that may be beyond Lawrence Federal's control.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage change from the first six months of 2001 to the first six months of 2000.

                                                                                               Dollar      Percentage
                                                                   06/30/01     06/30/00       Change        Change
                                                                 ------------  ----------   -----------  --------------
                      (Dollars in Thousands)
   Net securities gains (losses) ...............................      --          -14            14           N/A
   Service charges .............................................     201          168            33            20
   Other .......................................................      87           79             8            10
                                                                     ---          ---            --
         Total .................................................     288          233            55            24
                                                                     ===          ===            ==

      Net securities losses incurred in the first six months of 2000 were not duplicated in the same period of 2001. Service charges increased during the period as a result of growth in the number of deposit accounts. Other income consists of increases in the cash surrender value of life insurance policies and $6,700 of fees paid to the Company for the origination of fixed rate mortgages. The origination of long-term, fixed rate mortgages through a third party was started in the first quarter of 2001 and is part of the Company's overall interest rate risk management strategy.

Noninterest Expense. The following table shows the components of noninterest expense and the dollar and percentage change from the six months ending June 30, 2001 to the same period in 2000.

                                                                                                 Dollar         Percentage
                                                         06/30/01           06/30/00             Change            Change
                                                      --------------   -----------------   -----------------  ----------------
                  (Dollars in Thousands)
   Salaries and benefits ...........................            746                 539                 207                38
   Deposit insurance premiums ......................             32                  25                   7                28
   Occupancy and equipment .........................            166                 180                 -14                -8
   Data processing .................................            238                 204                  34                17
   Franchise tax ...................................             50                  50                  --                --
   Advertising expense .............................             42                  59                 -17               -29
   Other ...........................................            371                 237                 134                57
                                                                ---                 ---                 ---


--------------------------------------------------------------------------------

         Total .....................................          1,645               1,294                 351                27
                                                              =====               =====                 ===

      Employee salaries and benefits increased $207,000, or 38%, when compared to the first six months of 2000, accounting for the majority of the increase in noninterest expenses. There are several causes for the increase in salary and wage expense between the two periods. First, the Company has employed additional personnel in the indirect lending and finance areas and existing personnel received an annual merit increase. Another cause for the increase is the monthly accrual for expense related to the ESOP which was implemented at the date of conversion, December 28, 2000. And finally, the Company is accruing monthly for the potential rewards which are being earned by employees as part of the new, results oriented, incentive processes implemented by the Company in the first quarter of 2001. The Company also experienced an increase in supply costs, professional services, data processing and other noninterest expenses related to the additional financial reporting processes required of a public company and the growth of the Company's customer base.

      Income Tax Expense. The provision for income tax was $188,700 in for the six months ended June 30, 2001, compared to $132,800 in the same period for 2000. The provision increased as a result of higher taxable income. The effective tax rate for the first six months of 2001 was 32.1% compared with 30.8% for the same period in 2000.


--------------------------------------------------------------------------------

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

                                        ----------------------------------------------------------------------------
                                                                 Six months ended June 30,
                                        ----------------------------------------------------------------------------
                                                      2001                                      2000
                                        ----------------------------------        ----------------------------------
                                                                 Average                                   Average
    (Dollars in Thousands)               Average                  Yield/          Average                  Yield/
                                         Balance    Interest       Rate           Balance     Interest      Rate
                                        ----------  ----------   ---------        ---------   ----------  ----------
Interest-earning assets:
   Loans (1) .........................    107,242       4,485       8.40%           82,130        3,291       8.03%

   Securities (2) ....................      7,072         223       6.36%           12,650          392       6.20%

   Short term investments ............      4,207          94       4.51%            1,633           48       5.95%
                                          -------       -----                      -------        -----

     Total interest-earning assets ...    118,521       4,802       8.13%           96,413        3,731       7.75%

Non-interest-earning assets ..........      9,442                                    9,155
                                          -------                                  -------

         Total assets ................    127,963                                  105,568
                                          =======                                  =======

Interest-bearing liabilities:

   Deposits:

      Passbook accounts ..............     19,899         286       2.89%           18,369          263       2.88%

      Money market accounts ..........        821          12       2.92%              852           12       2.83%

      NOW accounts ...................     12,861         143       2.24%           12,358          149       2.42%

      Certificates of deposit ........     75,767       2,244       5.97%           63,366        1,684       5.34%
                                          -------       -----                      -------        -----

         Total deposits ..............    109,348       2,685       4.95%           94,945        2,108       4.46%

   FHLB advances .....................      2,129          63       6.01%            2,169           68       6.31%
                                          -------       -----                      -------        -----

         Total interest-bearing
           liabilities ...............    111,477       2,748       4.97%           97,114        2,176       4.50%
                                                        -----                                     -----

Non-interest-bearing liabilities .....      1,145                                      453
                                          -------                                  -------

         Total liabilities ...........    112,622                                   97,567

Total retained earnings ..............     15,341                                    8,001
                                          -------                                  -------

         Total liabilities and
           retained earnings .........    127,963                                  105,568
                                          =======                                  =======

   Net interest-earning assets .......      7,044                                     (701)
                                          =======                                  =======

   Net interest income/interest
    rate spread (3) ..................                  2,054       3.16%                         1,555       3.25%
                                                        =====       ====                          =====       ====

   Net interest margin (4) ...........                  3.46%                                     3.21%
                                                        ====                                      ====

   Ratio of interest-earning assets
    to interest-bearing liabilities ..    106.32%                                    99.28%
                                         =======                                    ======

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


--------------------------------------------------------------------------------

Management of Interest Rate Risk and Market Risk Analysis

      Qualitative Aspects of Market Risk. Lawrence Federal's most significant form of market risk is interest rate risk. The principal objectives of Lawrence Federal's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given Lawrence Federal's business strategy, operating environment, capital, liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. Lawrence Federal has an Asset/Liability Committee (ALCO), responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The ALCO is actively involved in reviewing the mix, volume and pricing strategies associated with managing the Bank's balance sheet and interest rate risk. During the first six months of 2001 management has utilized several new internal reports to better analyze the current financial position of the Bank, and the Company, and to identify historic trends in the both entities. However, management is aware that the movement of interest rates is an uncertainty which could have a negative impact on the earnings of Lawrence Federal.

      At this time, Lawrence Federal is liability sensitive which makes the Bank subject to increased interest expense during periods of rising interest rates. During the first six months of 2001, the Federal Reserve lowered short-term interest rates by 275 basis points which should result in an improved net interest margin for the Bank. Lawrence Federal has placed an emphasis on adjustable-rate loans and the origination of fixed-rate mortgage loans through a third party which will reduce the interest rate risk contained in the balance sheet and generate additional noninterest income. Lawrence Federal currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

      Quantitative Aspects of Market Risk. When evaluating interest rate risk Lawrence Federal utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision (the "OTS"), which is supplemented by an internally generated, quarterly repricing "Gap Report" and a monthly "Rate-Volume-Variance Report". The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at March 31, 2001, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.

                                                                     NPV as % of Portfolio
    Change in                  Net Portfolio Value                      Value of Assets
 Interest Rates     ------------------------------------------      -------------------------
In Basis Points       (Dollars in thousands)                           NPV
  (Rate Shock)        $ Amount      $ Change       % Change           Ratio       Change (1)
-----------------   -----------   ------------  --------------      ---------   -------------
      300           8,983              -5,690            -39%          7.25%            -393

      200           10,824             -3,850            -26%          8.58%            -261

      100           12,652             -2,021            -14%          9.84%            -135

     Static         14,674                 --             --          11.19%              --

      -100          16,100              1,426             10%         12.09%              90

      -200          17,300              2,627             18%         12.82%             164

      -300          18,670              3,996             27%         13.64%             245

(1)   Expressed in basis points.

      The preceding table shows that in the event of a sudden and sustained increase in market interest rates of 200 basis points or more, the net portfolio value of Lawrence Federal would decrease moderately.

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

Liquidity and Capital Resources


--------------------------------------------------------------------------------

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

      Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At June 30, 2001, cash and short-term investments totaled $8.6 million. Securities classified as available-for-sale totaled $7.1 million at June 30, 2001.

      Funding is obtained primarily from activity involving deposit accounts and Federal Home Loan Bank advances. In the first six months of 2001 Lawrence Federal experienced a net increase in total deposits of $8.4 million compared to an increase of $9.5 million for the same period in 2000. In addition, at June 30, 2001, Lawrence Federal had the ability to borrow a total of approximately $10 million from the Federal Home Loan Bank of Cincinnati. On that date, Lawrence Federal had advances outstanding of $2 million. On the same date in 2000, Federal Home Loan Bank advances were at $4 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits.

      Lawrence Federal is subject to various regulatory capital requirements administered by the Office of Thrift Supervision including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2001, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See the table on page four (4) of this filing for more detail regarding the Bank's capital position.

Effect of Inflation and Changing Prices

      The consolidated financial statements and related financial data presented in this interim report have been prepared following generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of Lawrence Federal's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

What shareholders want to know .........

      Your Company has successfully completed six months of operation as a publicly trade stock corporation. The volume and variety of change experienced within the Company since December 28, 2000, has been significant. When any company goes through change of this magnitude it becomes critical to stay focused on the proven fundamentals of doing business in today's competitive market. Whether your business competes in the financial services industry, manufacturing or retail sales, when faced with the challenge of re-engineering, one must never lose sight of core business principles. For your Company those principles are stated in the corporate "Mission". Our corporate "Mission" is to provide the communities within our market with competitively priced financial services, delivered by a knowledgeable and professional staff, in a convenient and timely manner. Lawrence Financial's approach to managing a newly converted stock company is to build a solid foundation for the continuation of balanced growth and profitability. The strategic priority of the Company is to enhance both customer and shareholder value using a "long-term" perspective with less emphasis on quarter-to-quarter results.

      To date the Company's performance has been consistent with management's expectations and, judging from the comments received from several shareholders, the Company's results through the first six months of 2001 range from "good" to "very good". To keep the momentum of success going management has established the following priorities for the second half of 2001 and beyond (in no particular order):

      A.    Improve the quality of our assets;
      B. Improve the systems and processes we use to manage and measure risk within the Company;
      C. Find new ways to deliver products and services more efficiently to a larger customer base;


--------------------------------------------------------------------------------

      D. Develop a strategic plan for 2002 and 2003 detailing specific actions to improve the quality of our products and services while enhancing shareholder value; and
      E.    Capital management.

      The Company continues to focus on expanding our customer base through a combination of three strategic objectives. One method is through the introduction of new financial products and services. A second method for improving the customer base is to focus on enhancing the number of banking relationships with existing customers. The third alternative is by expanding our current delivery network. Management believes that the Company is in a position to pursue appropriate business opportunities and to focus part of its energies on evaluating possible banking center expansion via denovo construction and/or by purchasing existing locations as a means of acquiring new sales centers and enhancing revenue opportunities. Future acquisitions, if they occur, may not be limited to a specific geographic location or proximity to current branch operations. Lawrence Financial will consider only those business opportunities that are consistent with both the mission and the strategic goals of the Company and which management believes have the potential to generate additional stockholder value.

      One of the most frequently asked questions from shareholder's centers around the payment of dividends from the Company and the possibility of the Company doing a stock repurchase program (a "buy-back"). Regarding a "buy-back" program: under current OTS regulations the Company cannot implement any type of buy-back program prior to twelve months after our conversion date. Following the mandatory waiting period the Board of Directors will evaluate all available options with respect to capital management.

      Regarding the payment of dividends: the Board of Directors is in the process of reviewing the potential impact to the Company's capital position generated by implementation of a dividend program. This review process should be concluded after the close of the third quarter, September 30, 2001.

      Thank you for your questions and your continued support.

                        Lawrence Financial Holdings, Inc.
                                   Form 10-QSB

                           Quarter ended June 30, 2001

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

Item 6-          Exhibits and Reports on Form 8-K:

                 (a)  Exhibits - Not applicable.
                 (b)  Reports on Form 8-K.

                                   Signatures


--------------------------------------------------------------------------------

            In accordance with to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Lawrence Financial Holdings, Inc.


Date: August 6, 2001           /s/ Jack L. Blair
                               -------------------------------------------------
                               Jack L. Blair
                               President and Chief Executive Officer


Date: August 6, 2001           /s/ RobRoy Walters
                               -------------------------------------------------
                               RobRoy Walters
                               Senior Vice President and Chief Financial Officer


--------------------------------------------------------------------------------
                                       19