Form 10QSB
period 2001-09-30
LAWRENCE FINANCIAL HOLDINGS INC
filed 2001-11-09
CIK 1121577

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

                                 (740) 532-0263
                                 --------------
                (Issuer's telephone number, including area code)



Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Class:                              Outstanding at October 31 , 2001
     Common Stock, $.01 par value             775,827 Common Shares


Traditional Small Business Disclosure Format (Check One) : Yes [ ] No [ X ]

                        LAWRENCE FINANCIAL HOLDINGS, INC.

                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2001


                         PART I - FINANCIAL INFORMATION


                                                                            Page
                                                                            ----

ITEM 1 - Financial Statements

     Consolidated Balance Sheets .......................................       3

     Consolidated Statements of Income .................................       4

     Consolidated Statements of Comprehensive Income ...................       5

     Consolidated Statements of Changes in
      Shareholders' Equity .............................................       6

     Consolidated Statements of Cash Flows .............................       7

     Notes to the Consolidated Financial Statements ....................       8


ITEM 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations .....................      10





                           PART II - OTHER INFORMATION

Other Information ......................................................      20

Signatures .............................................................      20




--------------------------------------------------------------------------------


                                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)

---------------------------------------------------------------------------------------------------------

                                                                         September 30,       December 31,
                                                                             2001                2000
                                                                             ----                ----
ASSETS
     Cash and due from banks                                            $   8,481,349       $   2,206,856
     Money market fund                                                      1,061,354           2,678,223
                                                                        --------------      --------------
         Total cash and cash equivalents                                    9,542,703           4,885,079
     Securities available for sale, at fair value                          10,231,498           6,430,911
     Loans receivable, net                                                108,021,810         105,385,397
     Federal Home Loan Bank stock                                             579,000             549,100
     Premises and equipment, net                                            3,358,196           3,453,094
     Accrued interest receivable                                              785,415             815,816
     Cash surrender value of life insurance                                 1,912,866           1,870,231
     Other assets                                                             172,128             455,590
                                                                        --------------      --------------

                                                                        $ 134,603,616       $ 123,845,218
                                                                        ==============      ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities
         Noninterest-bearing deposits                                   $   1,569,686       $   1,409,413
         Interest-bearing deposits                                        113,902,095         101,697,172
                                                                        --------------      --------------
              Total deposits                                              115,471,781         103,106,585
         Federal Home Loan Bank borrowings                                  2,000,000           5,000,000
         Other liabilities                                                  1,245,220             798,688
                                                                        --------------      --------------
              Total liabilities                                           118,717,001         108,905,273

     Shareholders' Equity
         Preferred stock; par value $0.01 per share; shares
             authorized:  1,000,000; shares issued: none                           --                  --
         Common stock; par value $0.01 per share; shares
             authorized:  4,000,000; shares issued: 775,827                     7,758               7,696
         Additional paid-in capital                                         7,073,313           6,994,305
         Retained earnings                                                  9,153,266           8,555,006
         Unearned ESOP shares - 51,201 at 2001 and
            55,866 at 2000                                                   (505,530)           (558,660)
         Accumulated other comprehensive income (loss),
              net of tax of $81,295 at 2001 and $(30,086) at 2000             157,808             (58,402)
                                                                        --------------      --------------
              Total shareholders' equity                                   15,886,615          14,939,945
                                                                        --------------      --------------

                  Total liabilities and shareholders' equity            $ 134,603,616       $ 123,845,218
                                                                        ==============      ==============

                       The accompanying notes are an integral part of these consolidated financial statements.
---------------------------------------------------------------------------------------------------------

                                       CONSOLIDATED STATEMENTS OF INCOME
                        Three Months and Nine Months Ended September 30, 2001 and 2000
                                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------


                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                         September 30,
                                                 ------------------------------      -----------------------------
                                                     2001              2000              2001             2000
                                                     ----              ----              ----             ----
INTEREST INCOME
     Loans, including fees                       $ 2,251,457       $ 1,995,878       $ 6,736,282      $ 5,288,067
     Taxable securities                              128,268           179,707           340,555          582,274
     Overnight deposits                               47,604            (5,527)          152,236           32,214
                                                 ------------      ------------      ------------     ------------
                                                   2,427,329         2,170,058         7,229,073        5,902,555
                                                 ------------      ------------      ------------     ------------

INTEREST EXPENSE
     Deposits                                      1,281,691         1,202,570         3,966,181        3,315,094
     Federal Home Loan Bank borrowings                29,793           116,334            93,205          184,463
                                                 ------------      ------------      ------------     ------------
                                                   1,311,484         1,318,904         4,059,386        3,499,557
                                                 ------------      ------------      ------------     ------------


NET INTEREST INCOME                                1,115,845           851,154         3,169,687        2,402,998
Provision for loan losses                             72,000           110,000           180,000          170,000
                                                 ------------      ------------      ------------     ------------

NET INTEREST INCOME
      AFTER PROVISION FOR LOAN LOSSES              1,043,845           741,154         2,989,687        2,232,998

NONINTEREST INCOME
     Net securities gains (losses)                    13,090          (143,089)           13,090         (156,828)
     Service charges                                 113,177            94,940           314,449          262,654
     Other                                            40,361            37,660           126,859          117,089
                                                 ------------      ------------      ------------     ------------
                                                     166,628           (10,489)          454,398          222,915

NONINTEREST EXPENSE
     Salaries and benefits                           430,610           284,265         1,176,317          823,137
     Deposit insurance premiums                       13,541            12,530            23,322           37,116
     Occupancy and equipment                          83,089            81,737           249,072          261,512
     Data processing                                 125,001           108,585           363,144          313,090
     Franchise tax                                    22,875            19,552            73,125           70,087
     Advertising expense                              21,545            21,736            63,930           80,619
     Other                                           222,218           128,653           615,002          365,617
                                                 ------------      ------------      ------------     ------------
                                                     918,879           657,058         2,563,912        1,951,178
                                                 ------------      ------------      ------------     ------------

INCOME BEFORE INCOME TAX                             291,594            73,607           880,173          504,735

Provision for income tax                              93,260            19,340           281,913          152,097
                                                 ------------      ------------      ------------     ------------


NET INCOME                                       $   198,334       $    54,267       $   598,260      $   352,638
                                                 ============      ============      ============     ============


Basic and diluted earnings per common share      $      0.27               N/A       $      0.83              N/A
                                                 ============      ============      ============     ============


                       The accompanying notes are an integral part of these consolidated financial statements.
------------------------------------------------------------------------------------------------------------------

                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        Three Months and Nine Months Ended September 30, 2001 and 2000
                                                  (Unaudited)
--------------------------------------------------------------------------------------------------------------

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                    --------------------------      --------------------------
                                                      2001            2000            2001            2000
                                                      ----            ----            ----            ----

Net income                                          $ 198,334       $  54,267       $ 598,260       $ 352,638

Other comprehensive income:
     Unrealized gains
        arising during period                         206,581         258,044         340,681         291,870
     Reclassification adjustment for (gains)
         losses included in net income                (13,090)        143,089         (13,090)        156,828
                                                    ----------      ----------      ----------      ----------
Total other comprehensive income                      193,491         401,133         327,591         448,698
     Income tax expense                               (65,787)       (136,385)       (111,381)       (152,557)
                                                    ----------      ----------      ----------      ----------

       Other comprehensive income, net of tax         127,704         264,748         216,210         296,141
                                                    ----------      ----------      ----------      ----------

Comprehensive income                                $ 326,038       $ 318,965       $ 814,470       $ 648,779
                                                    ==========      ==========      ==========      ==========


                      The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------------------------------------

                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Year Ended December 31, 2000 and the Nine Months Ended September 30, 2001
                                                  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                               Additional                   Unearned    Accum Other
                                                    Common       Paid-In        Retained      ESOP     Comprehensive
                                                    Stock        Capital        Earnings     Shares     Income (Loss)      Total
                                                  ----------  -------------  ------------- -----------  -------------  -------------
Balance - January 1, 2000                         $      --   $         --   $  8,132,702  $       --   $   (341,189)  $  7,791,513

Net income                                               --             --        422,304          --             --        422,304

Net unrealized appreciation on securities
    available for sale, net of tax of $145,678           --             --             --          --        282,787        282,787

Proceeds from the sale of 775,827 shares of
    common stock, net of conversion costs             7,758      7,056,243             --          --             --      7,064,001

Purchase of 62,066 shares of common stock
    for ESOP                                             --             --             --    (620,660)            --       (620,660)

6,200 shares committed to be released under
    the ESOP                                            (62)       (61,938)            --      62,000             --             --
                                                  ----------  -------------  ------------- -----------  -------------  -------------

Balance - December 31, 2000                       $   7,696   $  6,994,305   $  8,555,006  $ (558,660)  $    (58,402)  $ 14,939,945
                                                  ----------  -------------  ------------- -----------  -------------  -------------

Net income                                               --             --        598,260          --             --        598,260

4,665 shares committed to be released
   under the ESOP                                        62         79,008             --      53,130             --        132,200

Net unrealized appreciation on securities
    available for sale, net of tax of $111,381           --             --             --          --        216,210        216,210
                                                  ----------  -------------  ------------- -----------  -------------  -------------

Balance - September 30, 2001                      $   7,758   $  7,073,313   $  9,153,266  $ (505,530)  $    157,808   $ 15,886,615
                                                  ==========  =============  ============= ===========  =============  =============

                       The accompanying notes are an integral part of these consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Nine Months Ended September 30, 2001 and 2000
                                             (Unaudited)
-----------------------------------------------------------------------------------------------

                                                                        Nine Months Ended
                                                                           September 30,
                                                                   ----------------------------
                                                                       2001           2000
                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                    $    598,260   $    352,638
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                   134,103        147,181
         Provision for loan losses                                      180,000        170,000
         Stock dividend on Federal Home Loan Bank stock                 (29,900)       (28,393)
         Net premium amortization                                         5,266         10,707
         Net securities (gains) losses                                  (13,090)       156,828
         Change in other assets and liabilities                         738,579      2,670,000
                                                                   -------------  -------------
     Net cash from operating activities                               1,613,218      3,126,323
                                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of:
         Securities available for sale                               (9,000,000)    (2,050,000)
         Premises and equipment                                         (39,205)       (38,392)
     Proceeds from:
         Sale of securities available for sale                        2,284,828      8,276,369
         Calls, maturities and principal repayments of securities
             available for sale                                       3,250,000             --
     Net change in loans                                             (2,816,413)   (21,773,000)
                                                                   -------------  -------------

              Net cash from investing activities                     (6,320,790)   (15,585,023)
                                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in:
         Deposits                                                    12,365,196      9,312,000
         Federal Home Loan Bank advances                             (3,000,000)     3,500,000
                                                                   -------------  -------------

              Net cash from financing activities                      9,365,196     12,812,000
                                                                   -------------  -------------


Net change in cash and cash equivalents                               4,657,624        353,300

Cash and cash equivalents at beginning of the year                    4,885,079      4,667,632
                                                                   -------------  -------------

Cash and cash equivalents at end of the period                     $  9,542,703   $  5,020,932
                                                                   =============  =============

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                  $  4,083,950   $  3,466,435
         Income taxes                                                   248,000        172,000


                  The accompanying notes are an integral part of these consolidated financial statements.
-----------------------------------------------------------------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

EARNINGS PER COMMON SHARE: Basic earnings per common share is net income divided by 775,827 weighted average number of common shares outstanding less 51,962 weighted average of unearned shares allocated to the Employee Stock Ownership Plan (the "ESOP") for the three months ended September 30, 2001 and 53,308 weighted average of unearned shares allocated to the ESOP for the nine months ended September 30, 2001. A total of 723,865 weighted average shares were outstanding for the three month period ended September 30, 2001 and 722,519 weighted average shares were outstanding for the nine month period ended September 30, 2001. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable. As of September 30, 2001 there were no potentially dilutive items.

MANAGEMENT'S OPINION: In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2001, the results of operations for the three month period and the nine month period ended September 30, 2001 and 2000 and the statements of cash flows for the nine months ended September 30, 2001 and 2000. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2000 has been derived from the audited Consolidated Financial Statements of the Company. The results of operations and statements of cash flows for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB. Certain reclassifications have been made to prior periods' consolidated financial statements and related notes to conform with the current period presentation.

NEW ACCOUNTING PRONOUNCEMENTS: In 2001, new accounting guidance was issued that will, beginning in 2002, revise the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial goodwill impairment test is required during the first six months of 2002. The Company does not expect this new guidance to have a material effect on its financial statements.

--------------------------------------------------------------------------------

NOTE 2 - REGULATORY  CAPITAL  REQUIREMENTS

         The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt-corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At September 30, 2001 and December 31, 2000, management believes the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank was considered well capitalized under Section 38 of the Federal Deposit Insurance Act as of its last regulatory exam. Management is unaware of any events or circumstances that would change the Bank's classification since that time.

         The Bank's actual capital levels and minimum required levels were as follows:

                                                                                                 Minimum
                                                                                             Required to be
                                                               Minimum Required          Well Capitalized Under
                                                                  for Capital               Prompt Corrective
                                           Actual             Adequacy Purposes            Action Regulations
                                           ------             -----------------            ------------------
(dollars in thousands)              Amount        Ratio       Amount        Ratio         Amount        Ratio
                                    ------        -----       ------        -----         ------        -----
September 30,2001:
-----------------
Total capital (to risk-
    weighted assets)             $   14,228       15.05%    $    7,562       8.0%       $     9,452       10.0%
Tier 1 (core) capital (to
    risk-weighted assets)        $   13,388       14.16%    $    3,781       4.0%       $     5,671        6.0%
Tier 1 (core) capital (to
    adjusted total assets)       $   13,388       10.08%    $    5,345       4.0%       $     6,681        5.0%


December 31,2000:
----------------
Total capital (to risk-
    weighted assets)             $   13,771       15.32%    $    7,190       8.0%       $     8,988       10.0%
Tier 1 (core) capital (to
    risk-weighted assets)        $   12,996       14.46%    $    3,595       4.0%       $     5,393        6.0%
Tier 1 (core) capital (to
    adjusted total assets)       $   12,996       10.44%    $    4,981       4.0%       $     6,226        5.0%


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

--------------------------------------------------------------------------------


ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND RESULTS OF OPERATIONS

                                       SELECTED FINANCIAL DATA

---------------------------------------------------------------------------------------------

                                                Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                                  2001     2000               2001     2000
                                                  ----     ----               ----     ----
SIGNIFICANT RATIOS:

Net income to
    Average total assets                          0.60%    0.19%              0.62%    0.43%
    Average stockholders' equity                  5.01     2.55               5.17     5.75

Net Interest Margin                               3.66     3.17               3.53     3.23

Average net loans to average deposits            95.64    96.27              97.25    89.83

Average stockholders' equity to
   average total assets                          11.88     7.37              11.95     7.52

Capital ratios
    Tier I capital                               10.08     7.11              10.08     7.11
    Risk-based capital                           15.05    10.65              15.05    10.65


---------------------------------------------------------------------------------------------

PER SHARE DATA:

Earnings per weighted average share
    Basic                                  $      0.27      N/A        $      0.83      N/A
    Diluted                                       0.27      N/A               0.83      N/A

Weighted average shares outstanding
     Basic                                     723,865      N/A            722,519      N/A
    Diluted                                    723,865      N/A            722,519      N/A


Total shares outstanding                       775,827      N/A            775,827      N/A

Cash dividends per share                            --      N/A                 --      N/A

Book value per share at end of period      $     20.48      N/A        $     20.48      N/A

Last sale at end of period
     Source:  NASDAQ.com                         13.75      N/A              13.75      N/A

---------------------------------------------------------------------------------------------

                                                 10

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

         During the first nine months of 2001, total assets increased $10.8 million, or 9%, to $134.6 million at September 30, 2001 when compared to the balances at December 31, 2000. At September 30, 2001, net loans receivable had grown $2.6 million, or 3%, when compared to the balances at December 31, 2000. Direct and indirect consumer loans grew $4.4 million, or 16%, real estate loans decreased by $3.2 million, or 5%, and indirect mobile home loans grew $1.0 million, or 6%, commercial loans totaled $1.2 million at September 30, 2001. These loans were made for a commercial purpose and were secured by real estate. The majority of the growth in consumer loans is tied to the indirect automobile lending program, while real estate loans decreased as a result of reduced market demand. The pace of growth in the indirect mobile home portfolio has slowed as the Company nears the desired mix of these loans to the total loan portfolio. Lawrence Federal's long term investments, held in the form of securities, increased by $3.8 million, or 59%, when comparing September 30, 2001 balances to December 31, 2000. During the first nine months of 2001 Lawrence Financial's available cash and cash equivalents grew to $9.5 million, an increase of $4.7 million, or 95%. This growth was primarily due to increases in interest bearing deposits.

--------------------------------------------------------------------------------

         Compared to December 31, 2000, total deposits and borrowings increased $9.4 million, or 9%, to $117.5 million at September 30, 2001. Within the first nine months of 2001, deposits increased $12.4 million, or 12%, and the volume of Federal Home Loan Bank advances decreased by $3 million to a balance of $2 million at September 30, 2001. Deposits grew during this period as a result of marketing efforts and aggressively priced products.

         Equity increased $947,000, or 6%, to $15.9 million at September 30, 2001 when compared to the balance at December 31, 2000. During the nine months ended September 30, 2001, retained earnings increased $598,000 as a result of net income for the period while changes to the net unrealized appreciation on securities available-for-sale, net of tax, improved from an unrealized loss, net of tax, of $58,000 to an unrealized gain, net of tax, of $158,000 and the impact of the unearned ESOP was reduced by $132,200 during the first nine months of 2001.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDING SEPT. 30, 2001 AND 2000

         GENERAL. For the three months ended September 30, Lawrence Financial's net income increased 265% to $198,000 for 2001 from $54,000 for 2000. For the nine month period ended September 30, Lawrence Financial's net income increased 70% to $598,000 for 2001 from $353,000 for 2000. Reported earnings for the two periods in 2000 reflect a loss on the sale of securities of $143,000, pre-tax during the quarter and a total loss on sale of securities of $157,000, pre-tax, for the nine months ended September 30. Normalized net income, which is net income adjusted for the after-tax impact from non-recurring items, increased by an estimated $38,000, or 24%, when compared to the third quarter of 2000, and $136,000, or 29%, when compared to the first nine months of 2000. Return on average assets was 0.60% and 0.62% for the third quarter and first nine months of 2001 respectively compared to 0.19% and 0.43% for the same two periods in 2000. Return on average equity was 5.01% and 5.17% for the third quarter and first nine months of 2001 respectively compared to 2.55% and 5.75% for the same two periods in 2000. Net interest income increased $265,000, or 31%, during the third quarter and $767,000, or 32%, for the nine month period ending September
30. The increase in net interest income was primarily the result of the increase in the size of the loan portfolio and, secondarily, the result of an increased yield on interest-earning assets, which was partially offset by an increased cost of funds. Excluding the impact from a $13,000 gain on the sale of securities in the third quarter of 2001 and a ($143,000) loss on the sale of securities in the third quarter of 2000, noninterest income increased $21,000, or 16%, during the third quarter and $62,000, or 16%, for the nine month period ending September 30. Offsetting the increase in net interest and noninterest income was a $262,000, or 40%, increase in noninterest expense for the quarter ended September 30 and a $613,000, or 31%, increase in noninterest expense for the nine months ended September 30. Employee salaries and benefits increased $146,000, or 51%, for the quarter ended September 30 and $353,000, or 43%, when compared to the nine months ended September 30, accounting for the majority of the increase. There are several causes for the increase in non-interest expenses. The Company has expensed $64,000 year-to-date for the Employee Stock Ownership Program (ESOP). The Company is also accruing on a monthly basis for the expense related to the employee Incentive Bonus programs which have been restructured from the annual bonuses paid in previous years. These awards, if paid, are based on specific results produced during the year. $50,000 in expense has been accrued for the payment of the Incentive Bonus during the first nine months of 2001 compared to no "bonus" expense being accrued during the same period in 2000. The Company also experienced an increase in supply costs, professional services, data processing and other noninterest expenses related to the additional financial reporting processes required of a public company and the growth of the Company's customer base.

         INTEREST INCOME. Net interest income increased $265,000, or 31%, for the quarter compared to the same quarter in 2000 and increased $767,000, or 32%, for the first nine months of 2001 compared to the first nine months of 2000. Interest income on loans increased $256,000, or 13%, and increased $1.4 million, or 27%, for the quarter and nine months ended September 30, respectively. These increases were primarily a result of growth in the loan portfolio and the increase in the yield on the portfolio. Interest income on short-term investments increased $53,000 for the quarter and increased $120,000, or 373%, for the nine months ended September 30 primarily as a result of a larger average balance being carried by the Company during 2001. The average yield on

--------------------------------------------------------------------------------
interest-earning assets decreased to 7.92% for the quarter and increased to 8.06% for the nine months ended September 30, 2001, from 8.08% and 7.93% for the same two periods in 2000. As the year to date average balance of the Company's loan portfolio grew, loans became a higher percentage of total interest-earning assets resulting in an increase in the yield on total interest-earning assets. The reduction of yield between the three months ended September 30, 2000 and 2001, is primarily due to an increase in the average balance of short term investments combined with an 82 basis point reduction in the yield from these investments when compared to the preceding quarter. As earning assets reprice in the current, lower rate environment the overall yield on interest-earning assets may gradually decrease from September 30, 2001, levels.

         INTEREST EXPENSE. Interest expense decreased $7,000, or 0.6%, for the quarter ended September 30, 2001 compared to the third quarter of 2000. For the nine months ended September 30 interest expense increased $560,000, or 16%, compared to the same period in 2000. Interest paid on deposits increased $79,000, or 7%, and $651,000, or 20%, for the quarter and the nine month period respectively, as a result of growth in deposit volume. Interest paid on Federal Home Loan Bank advances was $30,000 for the quarter and $93,000 through the first nine months of 2001 compared to $116,000 and $184,000 for the same periods in 2000. The average cost of interest-bearing liabilities was 4.56% for the quarter and 4.83% in the first nine months of 2001 compared to 4.97% and 4.71% for the same periods in 2000.

         PROVISION FOR LOAN LOSSES. Activity in the allowance for loan losses (the "Allowance") consists of increases due to monthly provisions for loan losses and decreases for periodic charge offs, net of recoveries. Management analyzes the adequacy of the Allowance balance quarterly by determining its estimate of probable losses in the loan portfolio and compares that estimate to the Allowance's balance. Management calculates its estimate of probable losses primarily by applying expected loss percentages to classified loans and major loan categories. The impact resulting from management's review is described in more detail below as part of the discussion comparing the third quarter and first nine months of 2001 and the provisions for loan losses during the same two periods in 2000.

         The provision for loan losses was $72,000 for the third quarter of 2001 compared to $110,000 for the same period in 2000. During the third quarter of 2000 the Company recorded additional provision in order to keep the reserve adequate for the increased balances in indirect auto loans. The provision recorded in the third quarter of 2001 is consistent with the growth of the loan portfolio and management's estimate of the risk contained within the portfolio. The provision for loan losses was $180,000 for the nine months ended September 30, 2001 compared to $170,000 for the same period in 2000. Through the nine month periods ended September 30, provision increased $10,000, or 6% when comparing 2001 to 2000. The increase in provision was driven primarily by significant growth in the loan portfolio combined with a shift in the portfolio's loan mix which reflects management's focus on increasing consumer loan originations. The ratio of Allowance to gross loans at of September 30, 2001, was 0.77% compared to 0.71% at September 30, 2000. The Company's average, year to date allowance for loan loss as a percentage of average gross loans outstanding increased by forty-six basis points from 0.26%, through September 30, 2000, to 0.72%, through September 30, 2001. Management uses these ratios to evaluate the Bank's Allowance and to target the Allowance's growth at a pace equal to, or greater than, the rate of increase in the loan portfolio. In addition to monitoring the rate of loan growth management assesses probable losses contained within the existing loans. The model used to estimate probable losses incorporates Lawrence Federal's historic loss percentage and other factors such as peer comparisons, underwriting quality and local economic conditions. Management's assessment of probable losses in the loan portfolio increased for the first nine months of 2001 when compared to the same period in 2000, primarily due to the changes in both the volume and the mix of the loan portfolio. Management believes that the volume of indirect automobile and indirect mobile home loans, expressed as a percent of the total loan portfolio, will not grow significantly beyond September 30, 2001, levels. At September 30, 2001, indirect automobile and indirect mobile home loans were 16% and 18%, respectively, of total gross loans outstanding. These percentages are unchanged from those reported at June 30, 2001.

         The economy in Lawrence County has generally been good in the past few years, but recent plant closings have resulted in the loss of several jobs. However, given recent economic conditions, Lawrence Federal has not experienced a significant increase in the percentage of charged off loan balances. The ratio of non-performing loans (those loans 90 days or more delinquent and loans placed on non-accrual) to gross loans as of September 30, 2001, was at 1.13% compared to 1.55% at June 30, 2001. In dollars, these percentages represent a decrease of $457,000 in non-performing loans, from $1,683,000 at June 30, 2001, to $1,226,000 at September 30, 2001. Management has not established a specific reserve for any individual loan.

--------------------------------------------------------------------------------

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

NONINTEREST INCOME. The following table shows the components of noninterest income and the dollar and percentage change from the first nine months of 2001 to the first nine months of 2000.

                                                                                                             Percentage
                                                    09/30/01           09/30/00         Dollar Change          Change
                                                 --------------   -----------------   -----------------  ----------------
                   (Dollars in Thousands)

  Net securities gains (losses)                             13                (157)                170                --
  Service charges                                          314                 263                  51                19
  Other                                                    127                 117                  10                 9
                                                           ---                 ---                 ---
      Total                                                454                 223                 231               104
                                                           ===                 ===                 ===


         Net securities losses incurred in the first nine months of 2000 were not duplicated in the same period of 2001. Service charges increased during the period as a result of growth in the number of deposit accounts and increases in service charges assessed. Other income consists of increases in the cash surrender value of life insurance policies and fees paid to the Company for the origination of fixed rate mortgages. The origination of long-term, fixed rate mortgages through a third party was started in the first quarter of 2001 and is part of the Company's overall interest rate risk management strategy.


NONINTEREST EXPENSE. The following table shows the components of noninterest expense and the dollar and percentage change from the nine months ending
September 30, 2001 to the same period in 2000.

                                                                                                             Percentage
                                                    09/30/01           09/30/00         Dollar Change          Change
                                                 --------------   -----------------   -----------------  ----------------
                 (Dollars in Thousands)

  Salaries and benefits                                  1,176                 823                 353                43
  Deposit insurance premiums                                23                  37                 -14               -38
  Occupancy and equipment                                  249                 261                 -12                -5
  Data processing                                          363                 313                  50                16
  Franchise tax                                             73                  70                   3                 4
  Advertising expense                                       64                  81                 -17               -21
  Other                                                    616                 366                 250                68
                                                           ---                 ---                 ---
        Total                                            2,564               1,951                 613                31
                                                         =====               =====                 ===

         Employee salaries and benefits increased $353,000, or 43%, when compared to the first nine months of 2000, accounting for the majority of the increase in noninterest expenses. There are several causes for the increase in non-interest expenses. The Company has expensed $64,000 year to date for the Employee Stock Ownership Program (ESOP). The Company is also accruing on a

--------------------------------------------------------------------------------
monthly basis for the expense related to the employee Incentive Bonus programs which have been restructured from the annual bonuses paid in previous years. These awards, if paid, are based on specific results produced during the year. $50,000 in expense has been accrued for the payment of the Incentive Bonus during the first nine months of 2001 compared to no "bonus" expense being accrued during the same period in 2000. By implementing this type of positive incentive program the Company believes it has realized improvements in customer service. The Company has also experienced an increase in supply costs, professional services, data processing and other non-interest expenses related to the additional financial reporting processes required of a public company and the growth of the Company's customer base.

         INCOME TAX EXPENSE. The provision for income tax was $282,000 in for the nine months ended September 30, 2001, compared to $152,000 in the same period for 2000. The provision increased as a result of higher taxable income. The effective tax rate for the first nine months of 2001 was 32.0% compared with 30.1% for the same period in 2000.

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

                                  ---------------------------------------------------------------------------
                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                  ---------------------------------------------------------------------------
                                                2001                                     2000
                                  ---------------------------------        ----------------------------------
    (DOLLARS IN THOUSANDS)                                AVERAGE                                   AVERAGE
                                  AVERAGE     INTEREST     YIELD/           AVERAGE     INTEREST     YIELD/
                                  BALANCE                  RATE             BALANCE                   RATE
                                  ---------   ----------  ---------        ----------   ---------   ---------
Interest-earning assets:

   Loans (1) .............................      107,382         6,736            8.37%    85,649         5,288            8.23%

   Securities (2) ........................        7,211           341            6.30%    12,345           582            6.38%

   Short term investments ................        5,151           152            3.95%     1,813            32            2.35%
                                                --------      --------                   --------      --------
         Total interest-earning assets....      119,744         7,229            8.06%    99,807         5,902            7.93%

Non-interest-earning assets ..............        9,674                                    8,813
                                                --------                                 --------

         Total assets ....................      129,418                                  108,620
                                                ========                                 ========


Interest-bearing liabilities:

   Deposits:

      Passbook accounts ..................       19,971           429            2.87%    18,452           397            2.87%

      Money market accounts ..............          811            18            2.93%       849            18            2.83%

      NOW accounts .......................       13,174           217            2.20%    10,995           226            2.74%

      Certificates of deposit ............       76,467         3,302            5.77%    65,047         2,677            5.50%
                                                --------      --------                   --------      --------

         Total deposits ..................      110,423         3,966            4.81%    95,343         3,318            4.64%

   FHLB advances .........................        2,086            93            5.97%     3,738           184            6.56%
                                                --------      --------                   --------      --------
         Total interest-bearing
     liabilities .........................      112,509         4,059            4.83%    99,081         3,502            4.71%
                                                --------      --------                   --------      --------

Non-interest-bearing liabilities .........        1,450                                    1,366
                                                --------                                 --------

         Total liabilities ...............      113,959                                  100,447

Total retained earnings ..................       15,459                                    8,173
                                                --------                                 --------
         Total liabilities and retained
     earnings ............................      129,418                                  108,620
                                                ========                                 ========

   Net interest-earning assets ...........        7,415                                      726
                                                ========                                 ========
   Net interest income/interest
     rate spread (3) .....................                      3,170            3.23%                   2,403            3.22%
                                                              ========        ========                 ========        ========

   Net interest margin (4) ...............                       3.53%                                    3.23%
                                                              ========                                 ========
   Ratio of interest-earning assets
     to interest-bearing liabilities .....       106.60%                                  100.73%
                                                ========                                 ========

-----------------------------------

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

--------------------------------------------------------------------------------

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

         QUALITATIVE ASPECTS OF MARKET RISK. Lawrence Federal's most significant form of market risk is interest rate risk. The principal objectives of Lawrence Federal's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given Lawrence Federal's business strategy, operating environment, capital, liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. Lawrence Federal has an Asset/Liability Committee (ALCO), responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The ALCO is actively involved in reviewing the mix, volume and pricing strategies associated with managing the Bank's balance sheet and interest rate risk. During the first nine months of 2001 management has utilized several internal reports to better analyze the current financial position of the Bank, and the Company, and to identify historic trends in the both entities. However, management is aware that the movement of interest rates is an uncertainty which could have a negative impact on the earnings of Lawrence Federal.

         At this time, Lawrence Federal is liability sensitive which makes the Bank subject to increased interest expense during periods of rising interest rates. Lawrence Federal has placed an emphasis on adjustable-rate loans and the origination of fixed-rate mortgage loans through a third party which, over the long-term, will serve to make the balance sheet less liability sensitive. Lawrence Federal currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

         QUANTITATIVE ASPECTS OF MARKET RISK. When evaluating interest rate risk Lawrence Federal utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision (the "OTS"), which is supplemented by an internally generated, quarterly repricing "Gap Report" and a monthly "Rate-Volume-Variance Report". The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at June 30, 2001, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.


  CHANGE IN
INTEREST RATES
IN BASIS POINTS                                                      NPV AS % OF PORTFOLIO
  (RATE SHOCK)                 NET PORTFOLIO VALUE                      VALUE OF ASSETS
-----------------   ------------------------------------------      -------------------------
                             (DOLLARS IN THOUSANDS)                    NPV        CHANGE (1)

                      $ AMOUNT      $ CHANGE       % CHANGE           RATIO
-----------------   -----------   ------------  --------------      ---------   -------------
      300                8,734         -6,098            -41%          7.13%            -425

      200               10,720         -4,112            -28%          8.58%            -281

      100               12,757         -2,075            -14%         10.00%            -139

     Static             14,832             --              --         11.39%              --

      -100              16,278          1,446             10%         12.30%              92

      -200              17,625          2,793             19%         13.13%             174

      -300              19,088          4,256             29%         14.00%             261

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

--------------------------------------------------------------------------------

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

         Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At September 30, 2001, cash and short-term investments totaled $9.5 million. Securities classified as available-for-sale totaled $10.2 million at September 30, 2001.

         Funding is obtained primarily from activity involving deposit accounts and Federal Home Loan Bank advances. In the first nine months of 2001 Lawrence Federal experienced a net increase in total deposits of $12.4 million compared to an increase of $9.3 million for the same period in 2000. In addition, at September 30, 2001, Lawrence Federal had the ability to borrow a total of $15 million from the Federal Home Loan Bank of Cincinnati through the use of an existing Cash Management Advance agreement. On that date, Lawrence Federal had long term advances outstanding of $2 million. On the same date in 2000, Federal Home Loan Bank advances were at $8 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits.

         Lawrence Federal is subject to various regulatory capital requirements administered by the Office of Thrift Supervision including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2001, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See the table on page nine (9) of this filing for more detail regarding the Bank's capital position.

EFFECT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and related financial data presented in this interim report have been prepared following accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of Lawrence Federal's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

--------------------------------------------------------------------------------

WHAT SHAREHOLDERS WANT TO KNOW .........

         The Company's performance has been consistent with management's expectations and, judging from the comments received from several shareholders, the Company's results through the first nine months of 2001 have been acceptable. To keep the momentum going management has established the following priorities for the second half of 2001 and beyond (in no particular order):

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

         The Company continues to focus on expanding our customer base through a combination of three strategic objectives. One method is through the introduction of new financial products and services. A second method for improving the customer base is to focus on enhancing the number of banking relationships with existing customers. The third method is by expanding our current delivery network. Management believes that the Company is in a position to pursue appropriate business opportunities and to focus part of its energies on evaluating possible banking center expansion via construction of new branches and/or by purchasing existing locations as a means of acquiring new sales centers and enhancing revenue opportunities. Future acquisitions, if they occur, may not be limited to a specific geographic location or proximity to current branch operations. Lawrence Financial will consider only those business opportunities that are consistent with both the mission and the strategic goals of the Company and which management believes have the potential to generate additional stockholder value.

         One of the most frequently asked questions from shareholders centers around the payment of dividends from the Company and the possibility of the Company doing a stock repurchase program (a "buy-back"). Regarding a "buy-back" program: under current OTS regulations the Company cannot implement any type of buy-back program prior to twelve months after our conversion date, which was December 28, 2000. Following the mandatory waiting period the Board of Directors will evaluate all available options with respect to capital management.

         Regarding the payment of dividends: the Board of Directors issued a press release on October 23, 2001, announcing the declaration of a cash dividend for the quarter ending December 31, 2001 of $0.07 per share to stockholders of record on November 08, 2001. The payment of the cash dividend will be made on December 14, 2001.

         Thank you for your questions and your continued support.


--------------------------------------------------------------------------------

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                                   FORM 10-QSB

                        Quarter ended September 30, 2001

PART II - OTHER INFORMATION


Item 1-          Legal Proceedings:
                 There are no matters required to be reported under this item.

Item 2-          Changes in Securities:
                 There are no matters required to be reported under this item.

Item 3-          Defaults Upon Senior Securities:
                 There are no matters required to be reported under this item.

Item 4-          Submission of Matters to a Vote of Security Holders:
                 See "Rider A"

Item 5-          Other Information:
                 There are no matters required to be reported under this item.

Item 6-          Exhibits and Reports on Form 8-K:
                 See "Rider B"




                                   SIGNATURES

                In accordance with to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Lawrence Financial Holdings, Inc.



Date: November 8, 2001                /S/ Jack L. Blair
----------------------                -----------------
                                      Jack L. Blair
                                      President and Chief Executive Officer


Date: November 8, 2001                /S/ RobRoy Walters
----------------------                ------------------
                                      RobRoy Walters
                                      Senior Vice President and Chief Financial
                                      Officer

--------------------------------------------------------------------------------

RIDER A

         The Annual Meeting of Stockholders of the Company was held on July 5, 2001. The results of the vote on the matters presented at the meeting is as follows:

         1. The following individuals were elected as directors, each for a three-year term:

                                                  Vote For         Vote Withheld
                                                  --------         -------------

                  Jack L. Blair                   646,714          62,050
                  Tracy E. Brammer, Jr.           645,634          63,130

                  The terms of Directors Charles E. Austin, II, Phillip O. McMahon, Herbert J. Karlet and Robert N. Taylor continued after the Meeting.

                  Broker non-votes totaled zero.

         2. The Lawrence Financial Holdings, Inc. 2001 Stock-based Incentive Plan was approved by stockholders by the following vote:

                  For 441,566; Against 103,975; Abstain 18,650

                  Broker non-votes totaled 144,573.

         3. The appointment of Crowe, Chizek and Company LLP as auditors for the Corporation for the fiscal year ending December 31, 2001 was ratified by stockholders by the following vote:

                  For 655,214; Against 52,400; Abstain 1,150

                  Broker non-votes totaled zero.


--------------------------------------------------------------------------------

RIDER B

     (a)  Exhibits

         3.1      Certificate of Incorporation of Lawrence Financial Holdings,
                  Inc. *
         3.2      Bylaws of Lawrence Financial Holdings, Inc. *

         -------------------

         * Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on September 8, 2000. Registration No. 333-45404.


     (b)  Reports on Form 8-K

                  None





--------------------------------------------------------------------------------