Form 10KSB
period 2001-12-31
LAWRENCE FINANCIAL HOLDINGS INC
filed 2002-03-22
CIK 1121577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the Fiscal Year Ended December 31, 2001

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934  FOR THE TRANSITION PERIOD FROM _________ to __________

                         Commission File Number: 0-31847

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                 (Name of small business issuer in its charter)

--------------------------------------------------------------------------------
                 Maryland                                31-1724442
     (state or other jurisdiction of          (IRS employer identification no.)
      incorporation or organization)
--------------------------------------------------------------------------------
   311 South Fifth Street, Ironton, Ohio                   45638
  (address of principal executive offices)               (zip code)
--------------------------------------------------------------------------------

         Issuer's telephone number, including area code: (740) 532-0263
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. x

     The issuer's gross revenues for the fiscal year ended December 31, 2001 were $10,342,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $13,011,000 based upon the average of the bid and asked price ($17.50 per share) as quoted on the OTC-Bulletin Board on March 01, 2002. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

     The number of shares outstanding of the registrant's common stock as of March 01, 2002 was 743,490.

     Documents incorporated by reference: Portions of the proxy statement for the 2002 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes     No   X
                                                                   -----  ------

                                      INDEX

                                      Part I                               Page

Item 1.    Description of Business . . . . . . . . . . . . . . . . . . . . .   3
Item 2.    Description of Property . . . . . . . . . . . . . . . . . . . . .  28
Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  29
Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . .  29

                                     Part II

Item 5.    Market for Common Equity and Related Stockholder Matters  . . . .  29
Item 6.    Management's Discussion and Analysis  . . . . . . . . . . . . . .  30
Item 7.    Financial Statements  . . . . . . . . . . . . . . . . . . . . . .  39
Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure . . . . . . . . . . . .. . . . . . . . . . .  39

                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act . . . . . . .  39
Item 10.   Executive Compensation  . . . . . . . . . . . . . . . . . . . . .  39
Item 11.   Security Ownership of Certain Beneficial Owners and Management. .  39
Item 12.   Certain Relationships and Related Transactions  . . . . . . . . .  39
Item 13.   Exhibits, List and Reports on Form 8-K  . . . . . . . . . . . . .  40

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

     Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Lawrence Financial Holding's, Inc. operates, as well as nationwide, Lawrence Financial Holdings, Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Lawrence Financial Holdings, Inc. assumes no obligation to update any forward-looking statements.


                                     PART I

Item 1. Description of Business

General

     Lawrence Financial Holdings, Inc. (Lawrence Financial), headquartered in Ironton, Ohio, was organized as a Maryland business corporation in August 2000 to become the holding company for Lawrence Federal Savings Bank (Lawrence Federal) in connection with the conversion of Lawrence Federal from mutual to stock form of ownership. The conversion was completed on December 28, 2000. As a result of the conversion, Lawrence Federal is a wholly owned subsidiary of Lawrence Financial and all of the issued and outstanding capital stock of Lawrence Federal is owned by Lawrence Financial.

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

Market Area

     Lawrence Federal conducts business in southern Ohio from five full-service offices. Lawrence Federal's main office is in Ironton, Ohio. Ironton is in Lawrence County, which is the southernmost county in Ohio. Located on the Ohio River in the heart of the tri-state area of Ohio, Kentucky and West Virginia, Ironton is the county seat of Lawrence County. Four of Lawrence Federal's branch offices are also in Lawrence County and the fifth is in adjacent Scioto County. Lawrence and Scioto Counties, Ohio constitute

Lawrence Federal's primary market area. Lawrence Federal also serves depositors and borrowers in Greenup and Boyd Counties, Kentucky and Cabell County, West Virginia.

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

Competition

     Lawrence Federal faces intense competition for the attraction of deposits and origination of loans in its market area. Its most direct competition for deposits has historically come from the several financial institutions operating in Lawrence Federal's market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. Lawrence Federal's competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Additionally, competition for loans may increase due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. Lawrence Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm- Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also will change the competitive environment in which Lawrence Federal conducts business. Some of the institutions with which Lawrence Federal competes are significantly larger than Lawrence Federal and, therefore, have significantly greater resources. Due to its relatively small size, Lawrence Federal has fewer resources to devote to marketing and is less able to take advantage of technological advancements. Competition for deposits and the origination of loans could limit Lawrence Federal's growth in the future.

Lending Activities

     General. Lawrence Federal's loan portfolio primarily consists of one- to four-family mortgage loans and mobile home loans. To a lesser degree, Lawrence Federal's loan portfolio also includes multi-family and commercial real estate loans and a variety of consumer loans.

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

                                            ----------------------------------------------------------------------------
                                                                          At December 31,
                                            ----------------------------------------------------------------------------
                                                           2001                                    2000
                                            ------------------------------------    ------------------------------------
                                                 Amount            Percent               Amount            Percent
                                                                   of Total                                of Total
                                            -----------------  -----------------    -----------------  -----------------
                                                                      (Dollars in thousands)
Real estate loans:
   One- to four-family ...................   $47,070               45.7              $51,298               49.8
   Multi-family and commercial ...........     8,890                8.6                9,760                9.5
   Other .................................        --                 --                   --                 --
                                            --------              -----             --------              -----
      Total real estate loans ............    55,960               54.3               61,058               59.3
Consumer loans:
    Automobile ...........................    21,476               20.8               17,204               16.7
    Other ................................     8,744                8.5                8,970                8.7
                                            --------              -----             --------              -----
      Total consumer loans................    30,220               29.3               26,174               25.4
                                            --------              -----             --------              -----
Mobile home loans ........................    16,904               16.4               15,804               15.3
                                            --------              -----             --------              -----
      Total loans ........................   103,084              100.0              103,035              100.0
                                                                  =====                                   =====
Less:
   Net deferred loan origination costs ...     3,166                                   3,125
   Allowance for loan losses .............    (1,232)                                   (775)
                                            --------                                --------
   Total loans, net ......................  $105,018                                $105,385
                                            ========                                ========

     The following table presents certain information at December 31, 2001 regarding the dollar amount of loans maturing in Lawrence Federal's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

                                         -----------------------------------------------------------------------
                                                                    At December 31, 2001
                                         -----------------------------------------------------------------------
                                                             Multi-
                                            One- to        Family and       Other      Consumer
                                            Four-          Commercial        Real         &             Total
                                            Family         Real Estate      Estate    Mobile Home       Loans
                                         -------------  ----------------  ---------- -------------   -----------
                                                                       (In thousands)
Amounts due in:
   One year or less                         $274               $235           $--        $1,330         $1,839
   After one year:
   More than one year to three years         100                 28            --         4,718          4,846
   More than three years to five years       802                 --            --        18,748         19,550
   More than five years to 10 years        6,762              2,598            --         7,710         17,070
   More than 10 years to 15 years         12,663              2,492            --         6,432         21,587
   More than 15 years                     26,469              3,537            --         8,186         38,192
                                         -------             ------           ---       -------       ---------
      Total amount due                   $47,070             $8,890           $--       $47,124       $103,084
                                         =======             ======           ===       =======       =========

     Scheduled contractual principal repayments of loans do not reflect the actual life of the loans. The average life of a loan is substantially less than its contractual term because of prepayments. In addition, due- on-sale clauses on loans generally give Lawrence Federal the right to declare loans immediately due and payable if, among other things, the borrower sells the real property with the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     The following table sets forth, at December 31, 2001, the dollar amount of loans contractually due after December 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

                                             ---------------------------------------
                                                    Due After December 31, 2002
                                             ---------------------------------------
                                               Fixed       Adjustable        Total
                                             ----------  --------------  -----------
                                                          (In thousands)
Real estate loans:
   One- to four-family ................        $33,543       $13,253          $46,796
   Multi-family and commercial ........          7,525         1,130            8,655
   Other ..............................             --            --               --
                                               -------       -------         ---------
      Total real estate loans .........         41,068        14,383           55,451
Consumer and mobile home loans ........         41,785         4,009           45,794
                                               -------       -------         ---------
      Total loans                              $82,853       $18,392         $101,245
                                               =======       =======         =========

     One- to Four-Family Real Estate Loans. Lawrence Federal's primary lending activity is the origination of loans secured by one- to four-family residences located in its market area. Lawrence Federal offers one-year adjustable-rate mortgage loans and fixed-rate mortgage loans. Historically, Lawrence Federal has found that borrowers in its market area have a preference for fixed-rate mortgage loans. At December 31, 2001, approximately 74% of Lawrence Federal's residential mortgage loans had fixed interest rates and 26% had adjustable interest rates.

     Lawrence Federal offers fixed-rate loans with terms up to 20 years, although most loans have terms of 20 years or less. Lawrence Federal's adjustable-rate mortgage loans are based on an amortization schedule of up to 30 years. The loan fees charged, interest rates and other provisions of Lawrence Federal's mortgage loans are determined by Lawrence Federal on the basis of its own pricing criteria and market conditions. Interest rates and payments on Lawrence Federal's adjustable-rate mortgage loans are adjusted annually based on the Federal Housing Finance Board's national average mortgage contract rate for major lenders on the purchase of previously occupied homes. The maximum amount by which the interest rate may be increased or decreased on Lawrence Federal's adjustable-rate mortgage loans is generally 1% per year and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan. Lawrence Federal qualifies the borrower based on the borrower's ability to repay the loan based on the current index rate plus the applicable margin. Lawrence Federal's adjustable-rate mortgage loans typically include a prepayment penalty if the loan is paid off within three years. The terms and conditions of the adjustable-rate mortgage loans offered by Lawrence Federal, including the index for interest rates, may vary from time to time.

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

     Multi-family and Commercial Real Estate Loans. Lawrence Federal originates both fixed- and adjustable-rate mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. In addition, Lawrence Federal occasionally participates in commercial real estate loans with other financial institutions in its market area. Nearly all of the properties securing Lawrence Federal's multi- family and commercial real estate loans are located in Lawrence Federal's market area.

     Most of the multi-family loans and commercial real estate loans originated by Lawrence Federal are fully amortizing loans with a term of ten years. Generally, the maximum loan-to-value ratio for a multi- family or commercial real estate loan is 70%. Lawrence Federal requires written appraisals prepared by an approved independent appraiser of all properties securing multi-family or commercial real estate loans.

     At December 31, 2001, Lawrence Federal's commercial real estate loans were secured by a variety of properties, including retail and small office properties, hotels and churches. At December 31, 2001, Lawrence Federal's largest commercial real estate loan had an outstanding balance of $455,000. The loan is secured by a real estate mortgage and personal guarantees. At December 31, 2001, this loan was performing according to its original terms.

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

     Mobile Home Loans. Since 1976, Lawrence Federal has originated mobile home loans through Lanco Services, Inc., a company that specializes in mobile home lending. Lawrence Federal's mobile home loans, which are made to borrowers in Kentucky, Ohio and Indiana, have terms ranging from five to 20 years and have either fixed or adjustable interest rates. At December 31, 2001, Lawrence Federal had 757 mobile homes loans, the average size of which was $25,457.

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

     Lawrence Federal has an arrangement with Lanco Services under which Lanco Services handles delinquencies and defaults at its expense. Lawrence Federal pays Lanco Services a percentage of each loan, a portion of which is placed in a deposit account at Lawrence Federal. This deposit account is used to fund losses related to repossessions of mobile home units and to fund the return of origination fees in the event of prepayment of mobile home loans. In addition, in many instances, Lawrence Federal has recourse to the mobile home dealer if the borrower defaults during a specified period ranging from 12 months to the term of loan.

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

     Lawrence Federal offers fixed-rate automobile loans with terms of up to 72 months. Loan-to-value ratios and maximum loan terms vary depending on the age of the vehicle. In April 2000, Lawrence Federal commenced an indirect automobile lending program, which is managed by an experienced consumer loan officer. Lawrence Federal originates automobile loans through approximately 17 automobile dealers in southern Ohio, western West Virginia and northeastern Kentucky. These dealers provide Lawrence Federal applications to finance new and used vehicles sold by their dealerships. Lawrence Federal has the opportunity to accept or reject each loan. Generally, Lawrence Federal makes automobile loans only to borrowers who have higher credit ratings. Lawrence Federal does not make automobile loans that would be considered "sub-prime." Lawrence Federal pays a fee to the automobile dealer based on the interest rate on the loan. This fee, or dealer reserve, is deposited into an account at Lawrence Federal and paid to the dealer monthly. If a loan is paid off or charged off within a specified time period, Lawrence Federal is credited with a portion of the dealer reserve, which it may withhold from the dealer's account or credit against future payments to the dealer. At December 31, 2001, Lawrence Federal held $17.5 million of indirect auto loans.

     Lawrence Federal also originates consumer loans secured by boats, motorcycles, campers, motor homes and other recreational vehicles. These loans have fixed interest rates and terms of up to five years. At December 31, 2001, Lawrence Federal had $8.9 million of such loans.

     Lawrence Federal offers home equity lines of credit and second mortgage loans. At December 31, 2001, these loans totaled $1.0 million. The underwriting standards applicable to these loans generally are the same as for one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 89% of the appraised value of the property.

     Lawrence Federal offers proprietary credit cards. At December 31, 2001, Lawrence Federal had approximately 1,433 credit card accounts with a total balance of $965,000. The card program generally provides an individual credit limit of $5,000 or less, however some credit limits may be higher, and currently provides for a fixed interest rate of 13.80%. The terms of this program may vary from time to time.

     Lawrence Federal makes unsecured personal loans in amounts generally not in excess of $10,000. Lawrence Federal also provides overdraft protection on checking accounts. At December 31, 2001, unsecured loans totaled $1.5 million.

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

     Loans to One Borrower. The maximum amount that Lawrence Federal may lend to one borrower is limited by regulation. At December 31, 2001, Lawrence Federal's regulatory limit on loans to one borrower was $2.0 million. At that date, Lawrence Federal's largest amount of loans to one borrower, including the borrower's related interests, was approximately $1.7 million and consisted of commercial and residential real estate loans. These loans were performing according to their original terms at December 31, 2001.

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

                                               --------------------------------------
                                                               Year
                                                         Ended December 31,
                                               --------------------------------------
                                                      2001                2000
                                               -------------------  -----------------
                                                          (In thousands)
Loans at beginning of period ..................      $103,035            $77,472
    Originations:
        Real estate loans:
           One- to four-family ................        10,373             15,594
           Multi-family and commercial ........         3,426                217
           Other ..............................            --                 --
                                                     --------           --------
                  Total real estate loans .....        13,799             15,811
        Consumer:
           Automobile .........................        13,754             18,219
           Other ..............................         6,324             11,915
        Mobile home ...........................         4,137              7,093
                                                     --------           --------
Total loans originated ........................        38,014             53,038

Participation loans purchased .................            --                 --
Deduct:
      Principal loan repayments
           and prepayments ....................        37,965             27,475
      Loan sales ..............................            --                 --
      Transfers to REO ........................            --                 --
                                                     --------           --------
            Sub-total .........................        37,965             27,475
                                                     --------           --------
Net loan activity .............................            49             25,563
                                                     --------           --------
      Loans at end of period ..................      $103,084           $103,035
                                                     ========           ========

     Nonperforming Assets and Delinquencies. The following table presents information with respect to Lawrence Federal's nonperforming assets at the dates indicated.

                                                       -----------------------
                                                                   At
                                                             December 31,
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
                                                        (Dollars in thousands)
Accruing loans past due 90 days or more:
   One- to four-family real estate ...............          $ --            $25
   Multi-family and commercial real estate .......            --             --
   Other real estate .............................            --             --
   Automobile ....................................           174             --
   Other consumer ................................            53             45
   Mobile home ...................................           291            516
                                                          ------           -----
         Total ...................................           518            586
Nonaccruing loans:
   One- to four-family real estate ...............           160             84
   Multi-family and commercial real estate .......            --             --
   Other real estate .............................            --             --
   Automobile ....................................           131             --
   Other consumer ................................            32             --
   Mobile home ...................................           429             --
                                                          ------           -----
         Total ...................................           752             84
Real estate owned (REO) ..........................            31             --
Other repossessed assets .........................             0              0
                                                          ------           -----
         Total nonperforming assets ..............         1,301            670
Troubled debt restructurings .....................            --             --
                                                          ------           -----
Troubled debt restructurings and
   total nonperforming assets ....................        $1,301           $670
                                                          ======           ====
Total nonperforming loans and
   troubled debt restructurings as a
   percentage of total gross loans ...............         1.20%          0.63%
Total nonperforming assets and
   troubled debt restructurings as a
   percentage of total assets ....................         0.95%          0.54%

     Interest income that would have been recorded for the years ended December 31, 2001 had nonaccruing loans been current according to their original terms amounted to approximately $27,500. No interest related to these loans was included in interest income for the years ended December 31, 2001.

     Lawrence Federal ceases accruing interest on loans when principal or interest payments are delinquent 120 days or more unless the loan is adequately collateralized and in the process of collection. Once the accrual of interest on a loan is discontinued, all interest previously accrued is reversed against current period interest income once management determines that interest is uncollectible.

     The following table sets forth the delinquencies in Lawrence Federal's loan portfolio as of the dates indicated.

                                                 At December 31, 2001
                            -----------------------------      --------------------------------
                                     60-89 Days                        90 Days or More
                            -----------------------------      --------------------------------
                              Number          Principal         Number            Principal
                                of            Balance             of              Balance of
                               Loans           of Loans          Loans              Loans
                            ------------      -----------      ----------       ---------------
                                                (Dollars in thousands)
Real estate loans:
   One- to four-family ....          13             $395               6                  $160
   Multi-family and
      commercial ..........           1              225              --                    --
   Other ..................          --               --              --                    --
Consumer loans:
   Automobile .............          14              167              29                   305
   Other ..................          29               82              27                    85
Mobile home loans .........          25              537              33                   720
                                     --           ------              --                ------
      Total ...............          82           $1,406              95                $1,270
                                     ==           ======              ==                ======
Delinquent loans to
   total gross loans ......                        1.32%                                 1.20%

                                                At December 31, 2000
                            -----------------------------       -----------------------------
                                     60-89 Days                       90 Days or More
                            -----------------------------       -----------------------------
                               Number          Principal         Number          Principal
                                 of            Balance             of            Balance of
                               Loans           of Loans           Loans            Loans
                            -------------      ----------       ----------      -------------
                                                (Dollars in thousands)
Real estate loans:
   One- to four-family ....            8            $342                3               $109
   Multi-family and
      commercial ..........           --              --               --                 --
   Other ..................           --              --               --                 --
Consumer loans:
   Automobile .............           20             161               --                 --
   Other ..................           76             380               13                 45
Mobile home loans .........           80           1,659               29                516
                                     ---          ------               --               ----
      Total ...............          184          $2,542               45               $670
                                     ===          ======               ==               ====
Delinquent loans to
   total gross loans ......                        2.39%                               0.63%

     Real Estate Owned. Real estate acquired by Lawrence Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. At December 31, 2001, Lawrence Federal had $31,000 in real estate owned.

     Asset Classification. Federal banking regulators have adopted various regulations and practices regarding problem assets of savings institutions. Under such regulations, examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention." Lawrence Federal monitors "special mention" assets.

     Allowance for Loan Losses. In originating loans, Lawrence Federal recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. Lawrence Federal maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of possible losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, probable and estimable losses, information about specific borrower situations and estimated collateral values, economic conditions and other factors.

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

At December 31, 2001, Lawrence Federal's allowance for loan losses represented 1.16% of total gross loans and 94.70% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may likely be necessary and results of operations could be adversely affected. Furthermore, while Lawrence Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Lawrence Federal's loan portfolio, will not request Lawrence Federal to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Lawrence Federal's financial condition and results of operations.

     The following table presents an analysis of Lawrence Federal's allowance for loan losses.

                                                                                           Year Ended December 31,
                                                                                -----------------------------------------------
                                                                                        2001                      2000
                                                                                ----------------------    ---------------------
                                                                                            (Dollars in Thousands)
Allowance for loan losses, beginning of year ................................                    $775                     $589
Charged-off loans:
   Real estate ..............................................................                     (31)                      --
   Consumer .................................................................                    (219)                    (119)
   Mobile home ..............................................................                      --                       --
                                                                                               ------                     ----
      Total charged-off loans ...............................................                    (250)                    (119)
Recoveries on loans previously charged off:
   Real estate ..............................................................                      --                       --
   Consumer .................................................................                      14                       10
   Mobile home ..............................................................                      --                       --
                                                                                               ------                     ----
      Total recoveries ......................................................                      14                       10
                                                                                               ------                     ----
Net loans charged-off .......................................................                    (236)                    (109)
Provision for loan losses ...................................................                     693                      295
                                                                                               ------                     ----

Allowance for loan losses, end of period ....................................                  $1,232                     $775
                                                                                               ======                     ====

Net loans charged-off to average loans ......................................                   0.22%                    0.12%
Allowance for loan losses to total loans ....................................                   1.16%                    0.73%
Allowance for loan losses to nonperforming loans and
   troubled debt restructuring ..............................................                  96.93%                  115.67%

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

                                                           At December 31,
                             -------------------------------------------------------------------------------
                                             2001                                    2000
                             --------------------------------------   --------------------------------------
                             Amount      Percent of         Percent   Amount      Percent of         Percent
                                          Allowance        of Loans                Allowance        of Loans
                                          in Each           in Each                in Each           in Each
                                          Category         Category                Category         Category
                                          to Total         to Total                to Total         to Total
                                          Allowance          Loans                 Allowance          Loans
                             ------   ------------------   --------   ------   ------------------   --------
                                                        (Dollars in thousands)
Real estate ...............    $249            20.2            54.3     $351            45.3            59.3
Consumer ..................     311            25.2            29.3      176            22.6            25.4
Mobile home ...............     672            54.6            16.4      208            26.8            15.3
Unallocated ...............      --              --             N/A       40             5.3             N/A
                             ------           -----                                    -----
   Total allowance
     for loan losses ......  $1,232           100.0                     $775           100.0
                             ======           =====                     ====           =====

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

     The investment portfolio consists primarily of debt issues. It is the current practice of Lawrence Federal to invest in debt securities with maturities of ten years or less issued only by the United States Treasury or United States government agencies. The other securities in Lawrence Federal's investment portfolio consist of trust preferred securities. All of the securities in the portfolio carry market risk, insofar as increases in market interest rates may cause a decrease in market value. In addition, trust preferred securities carry credit risk, insofar as the payment of dividends depends on the successful operation of the companies that sponsored them. All of the trust preferred securities purchased by Lawrence Federal have received one of the two highest ratings by a nationally recognized rating agency such as Standard & Poor's or Moody's.

     Generally accepted accounting principles require that securities be categorized as either "held-to- maturity," "trading securities" or "available-for-sale," based on management's intent as to the ultimate disposition of each security. Debt securities may be classified as "held-to-maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held-to-maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Lawrence Federal does not currently use or maintain a trading account. Debt and equity securities not classified as either "held-to-maturity" or "trading securities" are classified as "available-for-sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Lawrence Federal currently classifies all of its securities as available-for-sale.

     At December 31, 2001, Lawrence Federal did not own any securities, other than U.S. Government and agency securities, that had an aggregate book value in excess of 10% of Lawrence Federal's retained earnings at that date.

     The following table presents the amortized cost and fair value of Lawrence Federal's securities at the dates indicated.

                                                                     At December 31,
                                                 ----------------------------------------------------
                                                          2001                        2000
                                                 ------------------------    ------------------------
                                                  Amortized        Fair       Amortized        Fair
                                                    Cost          Value          Cost         Value
                                                 -----------    ---------    -----------    ---------
                                                                     (In thousands)
U.S. Treasury securities .......................     $    --     $    --          $   --      $   --
Obligations of U.S. government agencies ........       9,988      10,037           5,506       5,472
Other securities ...............................       1,008       1,009           1,013        959
                                                     -------     -------          ------      ------

            Total ..............................     $10,996     $11,046          $6,519      $6,431
                                                     =======     =======          ======      ======

     The following presents the activity in the securities portfolio for the periods indicated.

                                                                              Year Ended December 31,
                                                                     --------------------------------------
                                                                            2001                2000
                                                                     --------------------  ----------------
                                                                                (In thousands)
Investment securities, beginning of period .........................             $ 6,431           $12,241
Purchases:
     Investment securities - available-for-sale ....................              11,483             2,050
Sales:
     Investment securities - available-for-sale ....................              (3,782)           (8,119)
Calls and maturities:
   Investment securities - available-for-sale ......................              (3,219)               --
(Amortization) accretion of premium/discount .......................                  (6)              (13)
Increase (decrease) in unrealized appreciation/depreciation ........                 139               272
         Net increase (decrease) in investment securities ..........               4,615            (5,810)
                                                                                 -------           -------
Investment securities, end of period ...............................             $11,046           $ 6,431
                                                                                 =======           =======

     The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of Lawrence Federal's debt securities as of December 31, 2001.

                                                                At December 31, 2001
                              ------------------------------------------------------------------------------------------
                                   One Year or Less              More than One Year            More than Five Years
                                                                    to Five Years                  to Ten Years
                              ----------------------------- ------------------------------ -----------------------------
                               Amortized       Weighted       Amortized       Weighted       Amortized       Weighted
                                 Cost           Average         Cost           Average         Cost          Average
                                                 Yield                          Yield                         Yield
                              -------------  -------------- --------------- -------------- --------------  -------------
                                                                (Dollars in thousands)
U.S. Treasury Securities ....           --              --              --             --             --             --
Obligations of U.S.
  government agencies .......           --              --          $2,499          5.47%         $7,489          5.91%
Other securities ............           --              --              --             --             --             --
                                      ----            ----          ------          ----          ------          ----

   Total debt securities
   at fair value ............           --              --          $2,499          5.47%         $7,489          5.91%
                                                                    ======          ====          ======          ====

                                                At December 31, 2001
                              -----------------------------------------------------
                                  More than Ten Years               Total

                              ----------------------------  -----------------------
                                Amortized      Weighted       Amortized     Weighted
                                  Cost         Average          Cost        Average
                                                Yield                        Yield
                              -------------- -------------  --------------  -------
                                                (Dollars in thousands)
U.S. Treasury Securities ....            --            --              --       --
Obligations of U.S.
  government agencies .......         $  --           --%          $9,988     5.80%
Other securities ............         1,008          6.78           1,008   678.00%
                                     ------         ----          -------   ------

   Total debt securities
   at fair value ............        $1,008         6.78%         $10,996     5.89%
                                     ======         ====          =======     ====


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

Presently, Lawrence Federal has no other borrowing arrangements aside from the Federal Home Loan Bank. Until recent years, Lawrence Federal relied almost exclusively on deposits and internally generated funds as its source of funds. Lawrence Federal anticipates that it will increase its use of borrowed funds in the future, depending on market conditions and its need for funds.

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

     Lawrence Federal believes it is competitive in the interest rates it offers on its deposit products. Lawrence Federal determines the rates paid based on a number of factors, including rates paid by competitors, Lawrence Federal's need for funds and cost of funds, borrowing costs and movements of market interest rates. Lawrence Federal does not utilize brokers to obtain deposits and at December 31, 2001 had no brokered deposits.

     The following table shows the composition of Lawrence Federal's deposit accounts at the dates indicated.

                                          At December 31
                                       -------------------
                                         2001      2000
                                       --------   --------
                                          (In thousands)

Noninterest-bearing accounts ......... $  1,465   $  1,409
Passbook accounts ....................   22,210     19,568
Money market and NOW accounts ........   14,114     10,039
Certificates of deposit ..............   79,007     72,091
                                       --------   --------
     Total deposits .................. $116,796   $103,107
                                       ========   ========

     The following table presents the deposit activity of Lawrence Federal for the periods indicated:

                                                    Year Ended December 31,
                                                    -----------------------
                                                       2001         2000
                                                    ----------   ----------
                                                         (In thousands)

Beginning balance .................................. $103,107     $ 90,299
Increase (decrease) before interest credited .......    8,507        8,224
Interest credited ..................................    5,182        4,584
                                                     --------     --------
Net increase .......................................   13,689       12,808
                                                     --------     --------
      Ending balance ............................... $116,796     $103,107
                                                     ========     ========

     At December 31, 2001, Lawrence Federal had $17.4 million in certificates of deposit with principal balances of $100,000 or more maturing as follows:

                                                    Weighted
Maturity Period                        Amount     Average Rate
----------------------------------    --------   --------------
                                        (Dollars in thousands)

Three months or less .............     $ 1,797           4.54%
Over 3 through 6 months ..........       1,755           5.04%
Over 6 through 12 months .........       5,950           4.99%
Over 12 months ...................       7,862           5.04%
                                       -------
               Total .............     $17,364           4.97%
                                       =======

     Borrowings. Lawrence Federal has the ability to use advances from the Federal Home Loan Bank of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Cincinnati functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Cincinnati, Lawrence Federal is required to own capital stock in the Federal Home Loan Bank of Cincinnati and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2001, Lawrence Federal had arranged the ability to borrow a total of approximately $15 million from the Federal Home Loan Bank of Cincinnati.

     The following table presents certain information regarding Lawrence Federal's borrowed funds at or for the periods ended on the dates indicated:

                                                             ----------------------
                                                                   Year Ended
                                                                  December 31,
                                                             ----------------------
                                                              2001            2000
                                                             ------          ------
                                                             (Dollars in thousands)
FHLB advances:
   Average balance outstanding .............................. 2,065           5,172
   Maximum amount outstanding at any month-end
      during the period ..................................... 2,000          10,000
   Balance outstanding at end of period ..................... 2,000           5,000
   Weighted average interest rate during the period ......... 5.96%           6.69%
   Weighted average interest rate at end of period .......... 5.91%           6.75%

Subsidiaries

     Lawrence Federal has one subsidiary, Lawrence Financial Services Corp. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At December 31, 2001, Lawrence Federal's equity investment in its subsidiary was $179,000 or 1.3% of total assets. Lawrence Financial Services Corp. holds real property for investment purposes.

Personnel

     As of December 31, 2001, Lawrence Federal had 41 full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit. Lawrence Federal believes its relationship with its employees is good.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier
1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At December 31, 2001, Lawrence Federal met each of its capital requirements.

     The following table presents Lawrence Federal's capital position at December 31, 2001.

                                                                         Capital
                                                                  ----------------------
                           Actual       Required       Excess       Actual     Required
                          Capital        Capital       Amount      Percent      Percent
                         ---------     ----------     --------    ---------   ----------
                                                (Dollars in thousands)
Tangible ...............   $13,212         $5,381       $7,831         9.82         1.50
Core (Leverage) ........    13,212          5,381        7,831         9.82         4.00
Risk-based .............    14,467          7,936        6,531        14.58         8.00

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

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2001, Lawrence Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

Federal Home Loan Bank System

     Lawrence Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Lawrence Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Lawrence Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2001 of $587,000.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $41.3 million: a 10% reserve ratio is applied above $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Lawrence Federal complies with the foregoing requirements.

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

                           FEDERAL AND STATE TAXATION

Federal Income Taxation

     General. Lawrence Financial and Lawrence Federal report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to Lawrence Financial and Lawrence Federal in the same manner as to other corporations with some exceptions, including particularly Lawrence Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Lawrence Federal or Lawrence Financial. Lawrence Federal's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1995. For its 2001 year, Lawrence Federal's maximum federal income tax rate was 34%.

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

     Lawrence Federal is a "financial institution" for Ohio tax purposes. Accordingly, it must pay the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% of the Lawrence Federal's apportioned book net worth, determined under generally accepted accounting principles, less any statutory deduction. As a "financial institution," Lawrence Federal does not pay any Ohio tax based upon net income or net profits.

     Maryland State Taxation. As a Maryland corporation not earning income in Maryland, Lawrence Financial will be exempt from Maryland corporate income tax.

Item 2. Description of Property

     Lawrence Federal currently conducts its business through its main office located in Ironton, Ohio, and four other full-service banking offices, all of which it owns.

                                                       Net Book Value
                                                        of Property
                                                        or Leasehold
                                  Original Year       Improvements at
Location                             Acquired        December 31, 2001
Main/Executive Office:                                 (In thousands)

311 South 5th Street
Ironton, Ohio 45638                   1976                $  730

Drive Through Facility:
511 Vernon Street
Ironton, Ohio 45638                   1997                   188

Branch Offices:

401 2nd Avenue
Chesapeake, Ohio 45619                1960                    82

7510 State Route 7
Proctorville, Ohio 45669              1993                   144

404 Solida Road
South Point, Ohio 45680               1975                   158

9000 Ohio River Road
Wheelersburg, Ohio 45694              1998                   651
                                                          ------

               Total                                      $1,953
                                                          ======

Item 3. Legal Proceedings

     Periodically, there have been various claims and lawsuits involving Lawrence Federal, such as claims to enforce liens, condemnation proceedings on properties in which Lawrence Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to Lawrence Federal's business. Neither Lawrence Financial nor Lawrence Federal is a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of Lawrence Financial.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Lawrence Financial's common stock began trading on the OTC-Bulletin Board under the symbol "LWFH" on December 29, 2000. The initial offering price was $10.00 per share. As of December 31, 2001, there were 780,490 shares of common stock outstanding and 186 stockholders, excluding persons or entities who hold stock in nominee or "street name."

     The following table shows the high and low sales price and dividends paid on Lawrence Financial's common stock for the periods indicated.

Quarter Ended                 High          Low       Dividends Paid
-------------                 ----          ---       --------------
December 31, 2000 ......... $11.125      $10.625         $     --
March 31, 2001 ............  11.813       11.063               --
June 30, 2001 .............   13.00        11.37               --
September 30, 2001 ........   16.37        12.25               --
December 31, 2001 .........   15.50        13.90             0.07

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Operating Strategy

     Lawrence Financial Holdings, Inc. (Company), through its wholly owned subsidiary Lawrence Federal Savings Bank (Bank), operates as a community-oriented full financial institution focused on meeting the financial service needs of consumers in its market area. To accomplish this objective, Lawrence Federal offers a variety of mortgage and consumer loans and retail deposit products. Lawrence Federal has extended its lending activities outside of its market area through programs for originating mobile home and automobile loans through a network of dealers. These indirect lending programs help Lawrence Federal originate a larger amount of consumer loans, which typically have shorter terms and higher yields than mortgage loans, than the Bank would otherwise be able to originate. In addition, the origination of shorter term consumer loans helps the Company manage its interest rate risk. Lawrence Federal intends to continue to focus on further expansion of its non-mortage lending .

Comparison of Financial Condition at December 31, 2001 and 2000

     During the fiscal year 2001, total assets increased $12.6 million, or 10%, to $136.4 million at December 31, 2001. The increase in assets in 2001 primarily reflected growth of the Company's term investment portfolios. At December 31, 2001, cash and cash equivalent balances had increased $8.5 million, or 173%, and securities available for sale had increased by $4.6 million, or 72%, when compared to the same date in 2000. During the year ended December 31, 2001, gross loans receivable remained stable increasing only $90,000, or 0.08%. Consumer loans grew $4.0 million, or 15%, real estate loans decreased $5.1 million, or 8%, and mobile home loans grew $1.1 million, or 7%. The majority of the growth in consumer loans came from the indirect automobile lending program which began in April 2000, while real estate loans decreased as a result of highly competitive fixed rate, long term loans being offered by several regional banks and mortgage brokers. The outstanding balance of mobile home loans increased in the first half of 2001 and has been declining in the second half of the year which reflects the Bank's efforts to slowly reduce the concentration of mobile home loans in the portfolio.

     During 2001, total deposits and borrowings increased $10.7 million, or 10% to $118.8 million at December 31, 2001. For the fiscal year 2001, deposits increased $13.7 million, or 13%, and Federal Home Loan Bank advances decreased by $3.0 million. Deposits grew during this period as a result of marketing efforts and competitively priced products.

     Equity increased $0.8 million, or 6%, during fiscal year 2001 to $15.8 million at December 31, 2001. During the year ending December 31, 2001, retained earnings increased $576,000 as a result of net income while accumulated other comprehensive income improved from an unrealized loss of $58,000 to an unrealized gain of $33,000, primarily as a result of changes to the securities available-for-sale portfolio arising during the period. Equity decreased $54,000 as the Company paid a $0.07 per share cash dividend to shareholders in December, 2001.

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

     General. The Company's net income increased 36% to $576,000 for 2001 from $422,000 for 2000. Return on average assets was 0.44% in 2001 and 0.38% in 2000, and return on average equity was 3.70% in 2001 and 5.10% in 2000. Net interest income, net of provision for loan losses, increased $651,000, or 22%, while noninterest income, exclusive of sale of securities, increased $137,000, or 26%. The increase in net interest income was primarily the result of an increase of 35 basis points in the Company's net interest margin and an increase of $19.2 million in average earning asset balances during fiscal year 2001. Offsetting the increase in net interest income was a 27% increase in noninterest expense. There are several causes for the increase in non-interest expense. The Company has expensed $157,000 for its Employee Stock Ownership Program (ESOP) and for the stock awards compared to $68,000 during 2000. The Company has also experienced increases in: salaries and wages paid; the cost of employee benefits; data processing; professional services; and other non-interest expenses related to the additional financial reporting processes required of a public company and the growth of the Company's customer base.

     Interest Income. Interest income increased $1.4 million, or 17%, in 2001 compared to 2000. Interest income on loans increased $1.5 million, or 20%, primarily as a result of growth in the average balances of the loan portfolio. However, the gain resulting from increased average volume was partially offset by a 10 basis point decline in the yield on average earning assets. Interest income on short term investments increased $151,000, or 370%, primarily as a result of larger average balances in 2001. The average yield on interest-earning assets decreased to 7.95% in 2001 from 8.05% in 2000, as short term investments became a greater percentage of the interest-earning asset mix.

     Interest Expense. Interest expense increased $375,000, or 7.6%, in 2001 compared to 2000. Interest paid on deposits increased $598,000, or 13%, as a result of growth in deposit accounts. Interest paid on Federal Home Loan Bank advances was $123,000 in 2001 compared to $346,000 in 2000. The average cost of interest-bearing liabilities decreased 13 basis points to 4.66% in 2001 from 4.79% in 2000, primarily as a result of reduced market rates on certificates of deposit and savings accounts.

     Provision for Loan Losses. Activity in the allowance for loan losses consists of increases due to monthly provisions for loan losses and decreases for periodic charge offs, net of recoveries. Management analyzes the adequacy of the allowance balance quarterly by determining its estimate of probable losses in the portfolio and comparing that estimate to the allowance balance. Management calculates its estimate of probable losses primarily by applying loss percentages to classified loans within the major loan categories.

     The provision for loan losses was $693,000 for 2001 compared to $295,000 for 2000. The provision for 2001 and 2000 reflected management's assessment of probable losses, which is impacted by changes in the composition of the loan portfolio, particularly the growth of indirect automobile, indirect mobile home, and direct consumer loans. In the fourth quarter of 2001 the provision for loan losses was $513,000 compared to $125,000 during the same three month period in 2000. The increase in the provision and the allowance for loan losses during the fourth quarter is a result of asset quality deterioration evidenced by an increase in total nonperforming assets. (See pages 11 through 15 of this filing for more information.)

     Management provided $693,000 to the allowance during the twelve-months ended December 31, 2001. At December 31, 2001, the Company's allowance for loan losses as a percentage of gross loans outstanding increased by 43 basis points, from 0.73% to 1.16%, when compared to the same period in 2000. Allowance for loan losses totaled $1.2 million at December 31, 2001, an increase of $457,000, or 59%, compared to the same date in 2000. The mix of the allowance also changed with the portion allocated to real estate loans decreasing by $102,000, or 29%, the portion of the allowance allocated to consumer loans increasing by $135,000, or 77%, and mobile home reserves increasing by $464,000, or 223%. Management believes that the average balance of outstanding indirect automobile loans will not grow significantly beyond its ending balance at December 31, 2001. Management also believes that the average balance of outstanding indirect mobile home loans will decrease from its ending balance at December 31, 2001.

     While management believes the existing level of reserves is adequate, future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions that may be beyond Lawrence Federal's control.

     Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage change from 2001 to 2000.

                                                           Dollar      Percentage
                                        2001      2000     Change        Change
                                       ------    ------   --------    ------------
                                                   (Dollars in Thousands)
Net securities gains (losses) ........  $ 21     $(157)      178          N/A
Service charges ......................   430       375        55           15
Other ................................   231       149        82           55
                                        ----     -----      ----
      Total ..........................  $682     $ 367      $315           86
                                        ====     =====      ====

     Net securities gains increased in fiscal year 2001 as Lawrence Federal sold securities at a gain of $21,000 compared to ($157,000) in loss reported in the same period of 2000. Service charges increased in 2001 as a result of growth in the number of deposit accounts and adjustments to fee schedules. Lawrence Federal will continue to monitor the fee schedules of in-market competitors and adjust our products to reflect current market pricing. Other income consists of increases in the cash surrender value of life insurance policies and other miscellaneous items.

     Noninterest Expense. The following table shows the components of noninterest expense and the dollar and percentage change from 2001 to 2000.

                                                           Dollar      Percentage
                                        2001      2000     Change        Change
                                       ------    ------   --------    ------------
                                                   (Dollars in Thousands)
Salaries and benefits ................ $1,600    $1,229     $371           30
Deposit insurance premiums ...........     37        19       18           19
Occupancy and equipment ..............    376       351       25           7
Data processing ......................    529       429      100           23
Franchise tax ........................     83        91       (8)          (9)
Advertising expense ..................     88        99      (11)         (11)
Other ................................    819       565      254           45
                                       ------    ------     ----
      Total .......................... $3,532    $2,783     $749           27
                                       ======    ======     ====

     Salaries and benefits increased as a result of: normal annual merit increases in salaries, recording a full year of expense related to additional customer contact and finance personnel which worked a partial year in 2000; a 38% increase in premiums paid for employee health care insurance; and the recognition of the expense related to employee stock ownership and incentive plans. Data processing expense increased as a result of the growth in the number of loan and deposit accounts maintained. During fiscal year 2000 the majority of the expense related to professional services were capitalized as part of the cost of the conversion from a mutual to a stock corporation. In fiscal year 2001 the cost of outside professional services was an operational expense recognized during the year. In 2001 the Company expensed $177,000 more in professional services when compared to 2000. This increase accounts for 61% of the total increase in "Other" noninterest expense. In addition to the increase in professional service expense the Company experienced an increase in other noninterest expense categories related to the growth of Lawrence Federal and the reporting requirements of a publicly traded company.

     Income Tax Expense. The provision for income tax was $235,000 in 2001 compared to $172,000 in 2000. The provision increased as a result of greater taxable income. The effective tax rate was 29.3% compared with 29.0% for 2001and 2000.

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

                                                     ---------------------------------------------------------------
                                                                              Year ended December 31,
                                                     ---------------------------------------------------------------
                                                                   2001                           2000
                                                     ------------------------------   ------------------------------
                                                                           Average                          Average
                                                      Average               Yield/     Average              Yield/
                                                      Balance   Interest     Rate      Balance   Interest    Rate
                                                     --------- ---------- ---------   --------- ---------- ---------
                                                                              (Dollars in Thousands)
Interest-earning assets:
   Loans (1) ......................................   $107,231    $8,967     8.36      $ 90,696    $7,492     8.26
   Securities (2) .................................      8,171       502     6.14        10,671       679     6.36
   Interest-bearing deposits ......................      6,082       192     3.16           899        65     7.23
                                                      --------    ------               --------    ------
        Total interest-earning assets .............    121,484     9,661     7.95       102,266     8,236     8.05
Non-interest-earning assets .......................      9,775                            9,233
                                                      --------                         --------
         Total assets .............................   $131,259                         $111,499
                                                      ========                         ========

Interest-bearing liabilities:
   Deposits:
      Passbook accounts ...........................   $ 20,416       548     2.68      $ 18,690       510     2.73
      Money market accounts .......................        786        25     3.18           881        24     2.72
      NOW accounts ................................     13,335       288     2.16        12,398       257     2.07
      Certificates of deposit .....................     77,268     4,321     5.59        65,682     3,793     5.77
                                                      --------    ------               --------    ------
         Total deposits ...........................    111,805     5,182     4.64        97,651     4,584     4.69
   FHLB advances ..................................      2,065       123     5.96         5,172       346     6.69
                                                      --------    ------               --------    ------
         Total interest-bearing
           liabilities ............................    113,870     5,305     4.66       102,823     4,930     4.79
                                                                  ------                           ------
Non-interest-bearing liabilities ..................      1,801                              388
         Total liabilities ........................    115,671                          103,211
Total retained earnings ...........................     15,588                            8,278
                                                      --------                         --------
         Total liabilities and retained
           earnings ...............................   $131,259                         $111,489
                                                      ========                         ========

   Net interest-earning assets ....................   $  7,027                             (557)
                                                      ========                         ========
   Net interest income/interest rate spread (3) ...               $4,356     3.29%                 $3,306     3.26%
                                                                  ======     ====                  ======     ====
   Net interest margin (4) ........................                 3.59%                            3.23%
                                                                    ====                             ====
   Ratio of interest-earning assets
     to interest-bearing liabilities ..............     115.27%                          108.44%
                                                      ========                         ========

-----------------------------------

(1) Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include non- accrual loans.
(2) Includes investment securities available-for-sale, stock in the Federal Home Loan Bank of Cincinnati and mutual funds.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

     The following table presents the effects of changing rates and volumes on the interest income and interest expense of Lawrence Federal. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the absolute value of the change due to rate and the change due to volume.

                                                     -----------------------------------------------------------
                                                                    Year Ended December 31, 2001
                                                                            Compared to
                                                                    Year Ended December 31, 2000
                                                     -----------------------------------------------------------
                                                             Increase (Decrease)
                                                                   Due to
                                                     ------------------------------------     ------------------
                                                          Rate                Volume                 Net
                                                     ----------------     ---------------     ------------------
                                                                       (Dollars in thousands)
Interest-earning assets:
   Loans ...........................................     $ 107                $1,368                $1,475
   Securities ......................................       (18)                 (159)                 (177)
   Interest-earning deposits .......................      (247)                  374                   127
                                                         -----                ------                ------
         Total interest-earning assets .............      (158)                1,583                 1,425
Interest-bearing liabilities:
   Deposits:
      Passbook accounts ............................     $ (10)               $   48                $   38
      Money market accounts ........................         4                    (3)                    1
      NOW accounts .................................        12                    19                    31
      Certificates of deposit ......................      (140)                  668                   528

  FHLB advances ....................................       (19)                 (204)                 (223)
                                                         -----                ------                ------
         Total interest-bearing liabilities ........      (153)                  528                   375
                                                         -----                ------                ------
Increase (decrease) in net interest income .........     $  (5)               $1,055                $1,050
                                                         =====                ======                ======

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

     Quantitative Aspects of Market Risk. Lawrence Federal primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk. This analysis measures interest rate risk by computing changes in the net portfolio value of Lawrence Federal's cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at September 30, 2001, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.

---------------------------                                                             ------------------------------------------
         Change in                                                                                NPV as % of Portfolio
      Interest Rates                                                                                 Value of Assets
     In Basis Points
       (Rate Shock)
                              -------------------------------------------------------   ------------------------------------------
                                               Net Portfolio Value                            NPV                   Change (1)
                              -------------------------------------------------------        Ratio
                                 Amount           $ Change             % Change
---------------------------   --------------    --------------    -------------------      -----------           -----------------
                                                (Dollars in thousands)
           300                      $10,052          $(5,444)                   (35)            7.82%                       (359)
           200                       12,113           (3,384)                   (22)            9.23%                       (218)
           100                       13,899           (1,597)                   (10)           10.40%                       (101)
          Static                     15,496               --                     --            11.41%                         --
           -100                      16,824            1,327                      9            12.21%                         80
           -200                      18,164            2,667                     17            13.00%                        159
           -300                          --               --                     --               --                          --

----------------------------

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

Liquidity and Capital Resources

     On January 22, 2002 Lawrence Financial announced that the Company's Board of Directors had approved the repurchase of up to 94,000 shares, or approximately 12% of the Company's outstanding common stock. The program began on February 07, 2002, three business days after the release of earnings for the year ended December 31, 2001. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. Funding for the repurchase of stock may serve to reduce liquidity levels at the Company. Repurchased shares will be held in treasury, reducing the Company's total equity, and will be available for the Company's benefit plans.

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

     Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At December 31, 2001, cash and short-term investments totaled $11.4 million. Securities classified as available-for-sale totaled $11.6 million at December 31, 2001. In addition, at December 31, 2001, Lawrence Federal had arranged the ability to borrow a total of approximately $15.0 million from the Federal Home Loan Bank of Cincinnati. On that date, Lawrence Federal had advances outstanding of $2.0 million.

     The primary investing activities of Lawrence Federal are the origination of loans and the purchase of securities. In 2001, Lawrence Federal originated $38.0 million of loans and purchased $11.5 million of securities. In 2000, Lawrence Federal originated $53.0 million of loans and purchased $2.0 million of securities.

     Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Lawrence Federal experienced a net increase in total deposits of $13.7 million and $12.9 million for 2001 and 2000, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits. In 2001, Federal Home Loan Bank advances decreased $3.0. During 2000, Federal Home Loan Bank advances increased $0.5 million.

     At December 31, 2001, Lawrence Federal had outstanding commitments to originate loans of $5.8 million. These loans are to be secured by properties located in its market area. Lawrence Federal anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2001 totaled $57.3 million. Management believes, based on past experience, that a significant portion of those deposits will remain with Lawrence Federal. Based on the foregoing, Lawrence Federal considers its liquidity and capital resources sufficient to meet its outstanding short-term and long- term needs.

     Lawrence Federal is subject to various regulatory capital requirements administered by the Office of Thrift Supervision including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2001, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See "Regulation and Supervision--Federal Savings Institution Regulation--Capital Requirements" and note 10 of the notes to the financial statements.

Impact of Accounting Pronouncements

     Accounting for Derivative Instruments and Hedging Activities. A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's financial statements.

Effect of Inflation and Changing Prices

     The consolidated financial statements and related financial data presented in this report have been prepared following accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of Lawrence Federal's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7. Financial Statements

     The financial statements listed at Item 13 of this Form 10-KSB are incorporated by reference into this Item 7 of Part II of Form 10-KSB.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information relating to the directors and officers of Lawrence Financial and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Lawrence Financial's Proxy Statement for the 2002 Annual Meeting of Stockholders at pages 5 and 11.

Item 10. Executive compensation

     The information regarding executive compensation is incorporated herein by reference to Lawrence Financial's Proxy Statement for the 2002 Annual Meeting of Stockholders at pages 8 through 10.

Item 11. Security ownership of certain beneficial owners and management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to Lawrence Financial's Proxy Statement for the 2002 Annual Meeting of Stockholders at pages 4 and 5.

Item 12. Certain relationships and related transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to Lawrence Financial's Proxy Statement for the 2002 Annual Meeting of Stockholders at page 11.

Item 13. Exhibits, list and reports on Form 8-K.

(a) (1) The following consolidated financial statements of Lawrence Federal are filed as part of this document under Item 7.
        o       Report of Independent Auditors.
        o Consolidated Balance Sheets for the years ended December 31, 2001 and 2000.
        o Consolidated Statements of Income for the years ended December 31, 2001 and 2000.
        o Consolidated Statements of Comprehensive Income for the years ended December 31, 2001 and 2000.
        o Consolidated Statements of Equity for the years ended December 31, 2001 and 2000.
        o Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000.
        o       Notes to Consolidated Financial Statements

        (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

        (3)    Exhibits
                3.1 Certificate of Incorporation of Lawrence Financial Holdings, Inc.(1)
                3.2   Bylaws of Lawrence Financial Holdings, Inc.(1)
                4.0 Specimen Stock Certificate of Lawrence Financial Holdings, Inc.(1)
               10.1 Lawrence Federal Savings Bank Employment Agreement with Jack L. Blair(2)
               10.2 Lawrence Financial Holdings, Inc. Employment Agreement with Jack L. Blair(2)
               10.3   Lawrence Federal Savings Bank 401 (k) Savings Plan(1)
               10.4 Lawrence Federal Savings Bank Employee Severance Compensation Plan(2)
               10.5 Lawrence Federal Savings Bank Supplemental Executive Retirement Plan(2)
               10.6 Deferred Compensation Agreement dated as of June 25, 1996 between Lawrence Federal Savings Bank and Jack L. Blair(1)
               10.7 Form of Deferred Fee Agreement between Lawrence Federal Savings Bank and individual directors(1)
               10.8 Form of Director Emeritus Agreement between Lawrence Federal Savings Bank and individual directors(1)
               10.9 Agreement dated December 1, 1992 between Lawrence Federal Savings Bank and Lanco Services, Inc.(1)
               10.10 Lawrence Financial Holdings, Inc. 2001 Stock-Based Incentive Plan.(3)
               21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1, "Description of Business-Subsidiaries."
               23.0   Consent of Crowe, Chizek and Company LLP

        --------------------

        (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on September 8, 2000, Registration No. 333-45404.

        (2) Incorporated herein by reference from the Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

        (3) Incorporated herein by reference to Appendix A to the Company's Proxy Statement for its 2002 annual meeting of shareholders filed on April 04, 2002.

(b)     Reports on Form 8-K

               None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LAWRENCE FINANCIAL HOLDINGS, INC.

Date: March 19, 2002                By: /s/ Jack L. Blair
      --------------                    -------------------------
                                        Jack L. Blair
                                        President Chief Executive Officer
                                        and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                          Title                           Date
----                          -----                           ----

/s/ Jack L. Blair             President, Chief Executive      March 19, 2002
-------------------------     Officer and Director            --------------
Jack L. Blair                 (principal executive officer)

/s/ RobRoy Walters            Chief Financial Officer         March 19, 2002
-------------------------     (principal financial and        --------------
RobRoy Walters                accounting officer)

/s/ Tracy E. Brammer, Jr.     Chairman of the Board           March 19, 2002
-------------------------                                     --------------
Tracy E. Brammer, Jr.

/s/ Charles E. Austin, II     Director                        March 19, 2002
-------------------------                                     --------------
Charles E. Austin, II

/s/ Herbert J. Karlet         Director                        March 19, 2002
-------------------------                                     --------------
Herbert J. Karlet

/s/ Phillip O. McMahon        Director                        March 19, 2002
-------------------------                                     --------------
Phillip O. McMahon

/s/ Robert N. Taylor          Director                        March 19, 2002
-------------------------                                     --------------
Robert N. Taylor

                                  Exhibit 23.0

                         CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 of Lawrence Financial Holdings, Inc., filed with the Securities and Exchange Commission (SEC No. 333-57540 and SEC No. 333-76086), of our report dated January 25, 2002 on the consolidated balance sheets of Lawrence Financial Holdings, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended; which report is included in this Annual Report on Form 10-KSB.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                                  Ironton, Ohio

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Lawrence Financial Holdings, Inc.
Ironton, Ohio

We have audited the accompanying consolidated balance sheets of Lawrence Financial Holdings, Inc. as of December 31, 2001 and 2000, and related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lawrence Financial Holdings, Inc. as of December 31, 2001 and 2000, and results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                   Crowe, Chizek and Company LLP

Columbus, Ohio
January 25, 2002

--------------------------------------------------------------------------------

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

                                                                          2001             2000
                                                                          ----             ----
ASSETS
     Cash and due from banks                                          $  13,136,137    $   2,206,856
     Merrill Lynch money market fund                                        213,124        2,678,223
                                                                      -------------    -------------
         Total cash and cash equivalents                                 13,349,261        4,885,079
     Securities available for sale, at fair value                        11,045,872        6,430,911
     Loans receivable - net                                             105,017,604      105,385,397
     Federal Home Loan Bank stock                                           587,000          549,100
     Premises and equipment, net                                          3,315,192        3,453,094
     Accrued interest receivable                                            797,483          815,816
     Cash surrender value of life insurance                               1,975,177        1,870,231
     Other assets                                                           340,858          455,590
                                                                      -------------    -------------
                                                                      $ 136,428,447    $ 123,845,218
                                                                      =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
         Noninterest-bearing deposits                                 $   1,465,129    $   1,409,413
         Interest-bearing deposits                                      115,330,755      101,697,172
                                                                      -------------    -------------
              Total deposits                                            116,795,884      103,106,585
         Federal Home Loan Bank borrowings                                2,000,000        5,000,000
         Other liabilities                                                1,854,265          798,688
                                                                      -------------    -------------
              Total liabilities                                         120,650,149      108,905,273

     Shareholders' Equity
         Common stock; par value $0.01 per share; shares
           authorized:  4,000,000; shares issued:  799,110 in 2001,
           775,827 in 2000                                                    7,991            7,696
         Additional paid-in capital                                       7,426,239        6,994,305
         Retained earnings                                                9,076,779        8,555,006
         Unearned ESOP shares (unearned shares: 49,666
           in 2001, 55,866 in 2000)                                        (496,660)        (558,660)
         Unearned restricted stock awards
           (unearned shares: 18,620 in 2001)                               (269,059)              --
         Accumulated other comprehensive income (loss), net
           of tax of $17,004 in 2001 and $(30,086) in 2000                   33,008          (58,402)
                                                                      -------------    -------------
              Total shareholders' equity                                 15,778,298       14,939,945
                                                                      -------------    -------------

                  Total liabilities and shareholders' equity          $ 136,428,447    $ 123,845,218
                                                                      =============    =============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 2001 and 2000

--------------------------------------------------------------------------------

                                                         2001          2000
                                                         ----          ----
Interest income
     Loans, including fees                            $ 8,966,555   $ 7,492,361
     Taxable securities                                   502,083       703,318
     Overnight deposits                                   192,083        40,840
                                                      -----------   -----------
                                                        9,660,721     8,236,519

Interest expense
     Deposits                                           5,182,311     4,584,344
     Federal Home Loan Bank borrowings                    122,998       346,051
                                                      -----------   -----------
                                                        5,305,309     4,930,395
                                                      -----------   -----------

Net interest income                                     4,355,412     3,306,124

Provision for loan losses                                 692,958       295,000
                                                      -----------   -----------

Net interest income after provision for loan losses     3,662,454     3,011,124

Noninterest income
     Net securities gains (losses)                         20,851      (156,828)
     Service charges                                      430,359       374,697
     Other                                                230,390       148,808
                                                      -----------   -----------
                                                          681,600       366,677

Noninterest expense
     Salaries and benefits                              1,599,545     1,228,798
     Deposit insurance premiums                            36,660        19,196
     Occupancy and equipment                              376,065       351,124
     Data processing                                      529,323       428,603
     Franchise tax                                         83,391        91,139
     Advertising expense                                   88,315        99,303
     Other                                                819,192       564,972
                                                      -----------   -----------
                                                        3,532,491     2,783,135
                                                      -----------   -----------

Income before income tax                                  811,563       594,666

Provision for income tax                                  235,482       172,362
                                                      -----------   -----------

Net income                                            $   576,081   $   422,304
                                                      ===========   ===========

Basic and diluted earnings (loss) per common share
  subsequent to conversion                            $      0.80   $     (0.08)
                                                      ===========   ===========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     Years ended December 31, 2001 and 2000

--------------------------------------------------------------------------------

                                                         2001         2000
                                                         ----         ----

Net income                                             $ 576,081    $ 422,304
Other comprehensive income:
     Unrealized gains (losses) arising during period     159,351      271,637
     Reclassification adjustment for (gains) losses
       included in net income                            (20,851)     156,828
                                                       ---------    ---------
                                                         138,500      428,465
     Income tax expense                                  (47,090)    (145,678)
                                                       ---------    ---------
         Other comprehensive income, net of tax           91,410      282,787
                                                       ---------    ---------

Comprehensive income                                   $ 667,491    $ 705,091
                                                       =========    =========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2001 and 2000

--------------------------------------------------------------------------------

                                                                                             Unearned    Accumulated
                                                     Additional                  Unearned   Restricted     Other
                                           Common      Paid-In      Retained       ESOP        Stock    Comprehensive
                                            Stock      Capital      Earnings      Shares      Awards       Income         Total
                                            -----      -------      --------      ------      ------       ------         -----
Balance, January 1, 2000                   $   --    $       --    $8,132,702   $      --    $      --    $(341,189)    $ 7,791,513
Net income                                     --            --       422,304          --           --           --         422,304
Net unrealized appreciation on
   securities available for sale,
   net of tax of $145,678                      --            --            --          --           --      282,787         282,787
Proceeds from the sale of 775,827
   shares of common stock,
   net of conversion costs                  7,758     7,056,243            --          --           --           --       7,064,001
Purchase of 62,066 shares of
   common stock for ESOP and effect
   of 6,200 shares committed to be
   released under the ESOP                    (62)      (61,938)           --    (558,660)          --           --        (620,660)
                                           ------    ----------    ----------   ---------    ---------    ---------     -----------

Balance - December 31, 2000                 7,696     6,994,305     8,555,006    (558,660)          --      (58,402)     14,939,945

Net income                                     --            --       576,081          --           --           --         576,081
Net unrealized appreciation on
   securities available for sale,
   net of tax of $47,089                       --            --            --          --           --       91,410          91,410
Cash dividend - $0.07 per share                --            --       (54,308)         --           --           --         (54,308)
Stock-based compensation - 23,283 stock
   awards issued and 4,663 stock
   awards earned and 6,200 shares
   committed to be released under ESOP        295       431,934            --      62,000     (269,059)          --         225,170
                                           ------    ----------    ----------   ---------    ---------    ---------     -----------

Balance, December 31, 2001                 $7,991    $7,426,239    $9,076,779   $(496,660)   $(269,059)   $  33,008     $15,778,298
                                           ======    ==========    ==========   =========    =========    =========     ===========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2001 and 2000

--------------------------------------------------------------------------------

                                                                        2001            2000
                                                                        ----            ----
Cash flows from operating activities
     Net income                                                     $    576,081    $    422,304
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                    208,601         197,191
         Provision for loan losses                                       692,958         295,000
         Stock dividend on Federal Home Loan Bank stock                  (37,900)        (38,300)
         Premium amortization                                              6,317          12,856
         Net securities (gains) losses                                   (20,851)        156,828
         Deferred tax benefit                                           (198,886)        (69,921)
         Compensation expense for MRP shares                              67,380              --
         Compensation expense for ESOP shares                             89,590          68,200
         Change in other assets and liabilities                        1,423,344         365,191
                                                                    ------------    ------------
              Net cash from operating activities                       2,806,634       1,409,349

Cash flows from investing activities
     Purchase of:
         Securities available for sale                               (11,482,985)     (2,050,000)
         Premises and equipment                                         (139,357)       (112,264)
     Proceeds from:
         Sale of securities available for sale                         3,782,100       8,119,045
         Calls, maturities and principal repayments of securities
           available for sale                                          3,219,000              --
     Net change in loans                                                (356,201)    (26,899,337)
                                                                    ------------    ------------
              Net cash from investing activities                      (4,977,443)    (20,942,556)

Cash flows from financing activities
     Net change in:
         Deposits                                                     13,689,299      12,807,313
         Federal Home Loan Bank short-term borrowings                 (3,000,000)     (1,500,000)
     Proceeds from Federal Home Loan Bank long-term borrowings                --       2,000,000
     Proceeds from issuance of common stock, net of
       conversion costs                                                       --       7,064,001
     Cash dividend paid                                                  (54,308)             --
     Cash provided to ESOP to acquire common stock                            --        (620,660)
                                                                    ------------    ------------
              Net cash from financing activities                      10,634,991      19,750,654
                                                                    ------------    ------------

Net change in cash and cash equivalents                                8,464,182         217,447

Cash and cash equivalents at beginning of year                         4,885,079       4,667,632
                                                                    ------------    ------------

Cash and cash equivalents at end of year                            $ 13,349,261    $  4,885,079
                                                                    ============    ============

Supplemental disclosures:
     Cash paid during the year for:
         Interest                                                   $  5,328,737    $  4,913,583
         Income taxes                                                    339,000         173,000

     Non-cash transactions
         Transfer of loans to real estate owned                     $     31,036    $         --

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

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

Nature of Operations: The Company provides financial services through its offices in Lawrence and Scioto Counties located in Southeastern Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are real estate mortgage and installment loans. Substantially all loans are secured by specific items of collateral including consumer assets and real estate. Lawrence Financial Services Corporation holds real property for investment purposes. Management considers the Company to operate in one segment, banking.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash on hand and deposits with other financial institutions with original maturities of 90 days or less. Net cash flows are reported for loan and deposit transactions.

Securities: Securities are classified as available for sale as they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost. Securities are written down to fair value when a decline in fair value is not temporary. Gains and losses on sales are based on the amortized cost of the security sold. Interest and dividend income, adjusted by amortization of purchase premium or discount using the interest method, is included in earnings.

Loans: Loans are reported at principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over contractual life of the loan.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

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

Allowance for Loan Losses: Because some loans may not be repaid in full, an allowance for loan losses is maintained. The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 120 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. While the factors that identify a credit for consideration for measurement of impairment or nonaccrual are similar, the measurement considerations differ. A loan is impaired when management believes it is probable that they will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is placed on nonaccrual when payments are more than 120 days past due unless the loan is adequately collateralized and in the process of collection.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset useful lives of the respective premises and equipment, which are primarily 30 to 50 years for premises and 5 to 10 years for furniture, fixtures and equipment. Maintenance and repairs are charged to expense as incurred and improvements that extent the useful lives of assets are capitalized.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate Owned: Real estate properties acquired in collection of a loan are recorded at the lower of cost, which is the unpaid balance plus foreclosure costs, or fair value at acquisition. Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate its carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.

Stock-Based Compensation: Employee compensation under the stock option plan is reported if options are granted below market price at grant date. Pro forma disclosures of compensation cost of stock-based awards have been determined using the fair value method that considers the time value of the option considering the volatility of the Company's stock, expected dividend yield, and the risk-free interest rate over the expected life of the option using a Black-Scholes valuation model.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable. Earnings per common share during 2000 reflects the result of three calendar days of operation as a stock corporation, December 29 through December 31, 2000. Net loss during this three day period totaled $56,357.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                            2001     2000
                                                            ----     ----
     Weighted-average shares outstanding - Basic           723,074  719,961
     Effect of stock options and non-vested stock awards        13       --
                                                           -------  -------
     Weighted-average shares outstanding - Diluted         723,087  719,961
                                                           =======  =======

Reclassification: Some items in the prior consolidated financial statements have been reclassified to conform to current presentation.

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values are recorded in the income statement. Fair value changes involving hedges are generally recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect on the Company's financial statements, because the Company did not hold any derivatives.

In June 2001, FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on the Company's financial statements if it enters into a business combination.

Also in June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this Statement on January 1, 2002. The adoption of this Statement will not have an impact on the Company's financial statements, because the Company does not have any intangible assets recorded.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and fair value of securities available for sale at year-end are as follows.

                                     Fair      Unrealized    Unrealized
                                     Value       Gains        Losses
                                     -----       -----        ------
     2001:
     U.S. Government agencies     $10,037,072   $ 150,729    $(101,326)
     Trust preferred securities     1,008,800       5,625       (5,016)
                                  -----------   ---------    ---------

                                  $11,045,872   $ 156,354    $(106,342)
                                  ===========   =========    =========
     2000:
     U.S. Government agencies     $ 5,472,156   $   9,491    $ (43,509)
     Trust preferred securities       958,755          --      (54,470)
                                  -----------   ---------    ---------

                                  $ 6,430,911   $   9,491    $ (97,979)
                                  ===========   =========    =========

Contractual maturities of securities at year-end 2001 were as follows.

                                                     Fair
                                                     Value
                                                     -----

         Due after one year through five years    $ 2,544,520
         Due after five years through ten years     7,492,552
         Due after ten years                        1,008,800
                                                  -----------

                                                  $11,045,872
                                                  ===========

Proceeds from sales of securities were $3,782,100 and $8,119,045 for 2001 and 2000. Gross gains of $20,851 were recognized on those sales in 2001. Gross losses of $156,828 were recognized on those sales in 2000.

Securities with amortized cost of $2,738,961 and $1,187,280 at December 31, 2001 and 2000 were pledged to secure public deposits.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are as follows:

                                                 December 31,
                                                 ------------
                                              2001            2000
                                              ----            ----
         1-4 family residential
           mortgage loans                $  47,069,750    $  51,297,505
         Other real estate loans             8,890,223        9,760,182
         Automobile loans                   21,476,262       17,203,767
         Mobile home loans                  16,903,860       15,803,756
         Other                               8,743,537        8,969,737
                                         -------------    -------------
                                           103,083,632      103,034,947
         Net deferred loan origination
           costs                             3,166,057        3,125,080
         Allowance for loan losses          (1,232,085)        (774,630)
                                         -------------    -------------

              Total                      $ 105,017,604    $ 105,385,397
                                         =============    =============

Activity in the allowance for loan losses is as follows:

                                            Years Ended December 31,
                                            ------------------------
                                              2001            2000
                                              ----            ----

         Beginning balance               $     774,630    $     588,725
         Provision for loan losses             692,958          295,000
         Charge-offs                          (249,988)        (119,084)
         Recoveries                             14,485            9,989
                                         -------------    -------------

         Ending balance                  $   1,232,085    $     774,630
                                         =============    =============

Impaired loans for the years ended December 31, 2001 and 2000 were not material.

In the normal course of business, the Company has made loans to certain directors, executive officers and their associates under terms consistent with the Company's general lending policies. Loan activity relating to these individuals for the years ended December 31 is as follows:

                                              2001            2000
                                              ----            ----

         Beginning balance                   $ 492,392        $ 708,313
         New loans                             294,000          213,200
         Repayments                            (64,262)        (161,897)
         Other changes                              --         (267,224)
                                             ---------        ---------
         Ending balance                      $ 722,130        $ 492,392
                                             =========        =========

Other changes represent loans applicable to one reporting period that are excludable from the other reporting period, including a change of individuals considered to be executive officers.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 4 - PREMISES AND EQUIPMENT

Office properties and equipment consisted of the following:

                                                 December 31,
                                                 ------------
                                              2001            2000
                                              ----            ----

         Land                              $ 1,041,609      $ 1,059,002
         Buildings and improvements          3,266,761        3,347,891
         Furniture and equipment             1,009,977        1,197,213
         Automobile                             17,288           17,288
                                           -----------      -----------
              Total cost                     5,335,635        5,621,394
         Accumulated depreciation           (2,020,443)      (2,168,300)
                                           -----------      -----------

                                           $ 3,315,192      $ 3,453,094
                                           ===========      ===========

NOTE 5 - DEPOSITS

Interest-bearing deposits consisted of the following:

                                                 December 31,
                                                 ------------
                                              2001            2000
                                              ----            ----

         Passbook accounts                $ 22,210,258     $ 19,567,653
         Money market and NOW accounts      14,113,291       10,038,537
         Certificates of deposit            79,007,206       72,090,982
                                          ------------     ------------

                                          $115,330,755     $101,697,172
                                          ============     ============

Certificates of deposit of greater than $100,000 were $17,363,367 and $11,242,314 at December 31, 2001 and 2000. Deposits greater than $100,000 are not federally insured.

Maturities of certificates of deposits for the following five years are as follows:

                                          December 31,
                                              2001
                                              ----

                  2002                    $ 57,274,153
                  2003                      14,900,137
                  2004                       3,178,043
                  2005                         955,495
                  2006                         370,769
                  Thereafter                 2,328,609
                                          ------------

                                          $ 79,007,206
                                          ============

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 6 - FEDERAL HOME LOAN BANK (FHLB) BORROWINGS

At December 31, 2001, the Company had FHLB borrowings of $2,000,000 with a fixed interest rate of 5.91% maturing December 27, 2002. At December 31, 2000, the Company had $5,000,000 in FHLB borrowings, of which $3,000,000 had a fixed interest rate of 6.75% with various maturities between February 13, 2001 and March 21, 2001, and $2,000,000 had a fixed interest rate of 5.91% with a maturity of December 27, 2002.

At year-end 2001, the Company had letters of credit from the FHLB totaling $10,500,000. The letters of credit are pledged by the Company to secure public deposits. These borrowings and letters of credit were collateralized by the Company's FHLB stock owned and $15,625,000 of qualifying mortgage loans at December 31, 2001.

NOTE 7 - COMMITMENTS, CONTINGENCIES, CONCENTRATIONS AND
  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Some financial instruments are used to meet customer-financing needs, including commitments to make loans. These involve, to varying degrees, credit and interest-rate risks more than the amount reported in the consolidated balance sheet.

Commitments to extend credit:

                                                       December 31,
                                                       ------------
                                               2001                   2000
                                               ----                   ----

         Fixed rate                         $  3,552,635           $  3,137,840
         Variable rate                         2,260,523              1,218,896
                                            ------------           ------------
                                            $  5,813,158           $  4,356,736
                                            ============           ============

         Range of interest rates on
           commitments                    4.75% to 16.80%        6.75% to 18.00%

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

At December 31, 2001, the Company had $8,225,920 in demand deposits due from the Federal Home Loan Bank of Cincinnati.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS, CONTINGENCIES, CONCENTRATIONS AND
  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

The Company is, from time to time, involved in various lawsuits and claims that arise in the normal course of business. In the opinion of management, any liability that may result from these lawsuits and claims will not materially affect the financial position or results of operations of the Company.

NOTE 8 - EMPLOYEE BENEFITS

Retirement Plan: The Company sponsors a 401(k) profit sharing plan for eligible employees. Under the plan, employees who are at least 21 1/2 years of age and have completed six months of service are eligible to participate. The Company matches each employee's contribution at a rate of 100% of employees' contributions up to 5% of gross compensation. Participants become 100% vested as to the Company's contributions after three years of service. Contributions and expense for the years ended December 31, 2001 and 2000 totaled $33,034 and $27,126.

Employee Stock Ownership Plan: Employees participate in an Employee Stock Ownership Plan (ESOP). On December 29, 2000, the ESOP borrowed $620,660 from the Company to purchase 62,066 shares of common stock at $10 per share. The Company makes discretionary contributions to the ESOP, and the ESOP uses funds it receives to repay the loan. ESOP shares are allocated to participants based on relative compensation and expense is recorded. Participants receive the shares at the end of employment.

Contributions to the ESOP during 2001 and 2000 were $90,373 and $89,787. Expense for 2001 and 2000 was $89,590 and $68,200.

Shares held by the ESOP at December 31, 2001 and 2000 were as follows:

                                                    December 31,
                                                    ------------
                                               2001               2000
                                               ----               ----

         Allocated to participants              12,400            6,200
         Unearned                               49,666           55,866
                                              --------         --------

         Total ESOP shares                      62,066           62,066
                                              ========         ========

         Fair value of unearned shares        $717,674         $614,526
                                              --------         --------

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS (Continued)

Deferred Compensation Plan: The Bank makes payments to retired directors under a plan approved by the Board of Directors. Outside directors who currently serve on the Board are also eligible for payments under deferred fee and director emeritus retirement plans approved by the Board of Directors upon retirement. In addition, there is an incentive retirement plan in place for the current President and CEO. Expenses related to the plans amounted to $40,322 and $36,115 for the years ended December 31, 2001 and 2000.

Stock-Based Incentive Plan: On July 5, 2001, the shareholders approved the Lawrence Financial Holdings, Inc. 2001 Stock-Based Incentive Plan (the "Plan"). The Plan authorized the granting of up to 77,582 shares of common stock as options and 31,033 shares of common stock as restricted stock awards. On December 31, 2001, the Board of Directors granted options to purchase 58,187 shares of common stock at an exercise price equal to the market value (as defined in the Plan) to certain employees, officers and directors of the Company. One-fifth of the options awarded become exercisable on each of the four anniversaries of the date of grant; the first fifth became exercisable on the grant date. The option period expires 10 years from the date of grant.

Following is a summary of stock option plan activity during 2001:

                                                                   Weighted
                                                                    Average
                                           Available    Options    Exercise
                                           For Grant  Outstanding    Price
                                           ---------  -----------    -----

         Balance at beginning of year           --          --           --
         Authorized                         77,582          --           --
         Granted                           (58,187)     58,187     $  14.45
                                           -------      ------
         Balance at end of year             19,395      58,187     $  14.45
                                           =======      ======

         Options exercisable at year-end                11,640     $  14.45

At December 31, 2001, the 58,187 options outstanding had a weighted average remaining contractual life of 10 years.

The options granted on December 31, 2001 have an exercise price of $14.45 and expire in December 2011. The fair value of options granted in 2001 was estimated using the Black-Scholes option pricing model using the following assumptions:
Risk-free interest rate of 4.49%, expected life of 5 years, expected volatility of stock price of 27.24% and expected dividend yield of 1.94%. Based on these assumptions, the estimated fair value of options granted in 2001 was $3.77 per option.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS (Continued)

The following pro forma information presents net income and earnings per common share had the fair value of the options been used to measure compensation cost for the stock option plan.

                                                          2001         2000
                                                          ----         ----

         Reported net income                           $   576,081  $   422,304
         Pro forma net income                              575,961      422,304

         Reported earnings (loss) per common share:
              Basic                                    $      0.80  $     (0.08)
              Diluted                                         0.80        (0.08)

         Pro forma earnings (loss) per common share:
              Basic                                    $      0.80  $     (0.08)
              Diluted                                         0.80        (0.08)

Restricted stock awards are used as a means of providing directors and certain key employees of the Company with an ownership interest in the Company in a manner designed to compensate such directors and key employees for services to the Company.

On December 31, 2001, the Board of Directors awarded 23,283 shares of restricted stock to outside directors and certain officers of the Company. No shares had been previously awarded. One-fifth of such shares are earned and become nonforfeitable on each of the first four anniversaries of the date of the award. At December 31, 2001, 4,663 shares have vested. In the event of the death or disability of a participant or a change in control of the Company, however, the participant's shares will be deemed earned and nonforfeitable upon such date. At December 31, 2001, there were 7,750 shares reserved for future awards. Compensation expense related to restricted share awards is based upon the cost of the shares, which approximates fair value at the date of grant. For the year ended December 31, 2001, compensation expense totaled $67,380.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES

An analysis of the provision for income tax is as follows:

                                                    December 31,
                                                    ------------
                                               2001               2000
                                               ----               ----

         Current                             $ 434,368        $ 242,283
         Deferred                             (198,886)         (69,921)
                                             ---------        ---------

                                             $ 235,482        $ 172,362
                                             =========        =========

The sources of gross deferred tax assets and liabilities are as follows:

                                                       December 31,
                                                       ------------
                                                    2001         2000
                                                    ----         ----
         Total deferred tax assets
             Allowance for loan losses           $ 418,909    $ 234,145
             Deferred compensation                 116,766      101,795
             Net unrealized loss on securities
               available for sale                       --       30,086

         Total deferred tax liabilities
             FHLB stock dividends                 (118,822)    (105,936)
             Deferred loan fees/cost               (30,325)     (37,117)
             Net unrealized gain on securities
                available for sale                 (17,004)          --
             Accrued ESOP                           (1,947)          --
             Depreciation                          (10,976)     (18,168)
                                                 ---------    ---------

                Net deferred tax asset           $ 356,601    $ 204,805
                                                 =========    =========

The bank has sufficient taxes paid in current and prior years to warrant recording the full deferred tax asset without a valuation allowance.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (Continued)

Total federal income tax expense differs from the expected amounts computed by applying the statutory federal tax rate of 34% to income before taxes. The reasons for this difference are as follows:

                                                       Years Ended December 31,
                                              ---------------------------------------
                                                     2001                 2000
                                              ----------------       ----------------
                                               Amount     Rate       Amount     Rate
                                               ------     ----       ------     ----
         Tax expense at statutory rate        $ 275,932   34.0%     $ 202,661   34.0%
         Net earnings of insurance
           contracts                            (35,682)  (4.4)       (16,109)  (2.7)
         Tax-exempt interest income             (12,777)  (1.6)       (10,201)  (1.7)
         Other                                    8,009    1.0         (3,989)  (0.6)
                                              ---------   ----      ---------   ----

              Tax expense at effective rate   $ 235,482   29.0      $ 172,362   29.0%
                                              =========   ====      =========   ====

Retained earnings at December 31, 2001 and 2000 include $1,493,442 for both years for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2001 and 2000 was $507,770 for both years.

NOTE 10 - REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt-corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At December 31, 2001 and 2000, management believes the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank was considered well capitalized under Section 38 of the Federal Deposit Insurance Act as of its last regulatory exam. Management is unaware of any events or circumstances that would change the Bank's classification since that time.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 10 - REGULATORY CAPITAL REQUIREMENTS (Continued)

The Bank's actual capital levels and minimum required levels were as follows:

                                                                                                     Minimum
                                                                                                 Required to be
                                                                 Minimum Required            Well Capitalized Under
                                                                    for Capital                 Prompt Corrective
                                            Actual               Adequacy Purposes             Action Regulations
                                            ------               -----------------             ------------------
(dollars in thousands)              Amount        Ratio       Amount          Ratio           Amount        Ratio
                                    ------        -----       ------          -----           ------        -----
December 31, 2001:
------------------
Total capital (to risk-
  weighted assets)               $   14,467       14.58%    $    7,936         8.0%       $     9,921       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)          $   13,212       13.32%    $    3,968         4.0%       $     5,952        6.0%
Tier 1 (core) capital (to
  adjusted total assets)         $   13,212        9.82%    $    5,381         4.0%       $     6,726        5.0%

December 31, 2000:
------------------
Total capital (to risk-
  weighted assets)               $   13,771       15.32%    $    7,190         8.0%       $     8,988       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)          $   12,996       14.46%    $    3,595         4.0%       $     5,393        6.0%
Tier 1 (core) capital (to
  adjusted total assets)         $   12,996       10.44%    $    4,981         4.0%       $     6,226        5.0%

Regulations of the Office of Thrift Supervision (OTS) provide that the Bank may make a capital distribution after notifying the OTS and not receiving an objection within the designated time period provided that (1) the total amount of all capital at the institution (including the proposed capital distribution) for the applicable calendar year does not exceed the institution's net income for that year to date plus the institution's retained net income for the preceding two years; (2) the institution will be well capitalized following the proposed capital distributions; and, (3) certain other conditions are met. Capital distributions that are not eligible for the OTS notice process require prior approval from the OTS.

In addition to the restriction described above, the Bank may not declare or pay cash dividends or repurchase any of its shares of common stock if the effect thereof would reduce the Bank's capital level below the aggregate balance required for the liquidation account (as described in Note 13).

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Estimated fair values and the related carrying values of the Company's financial instruments at yearend are as follows:

                                                         2001                                2000
                                                         ----                                ----
                                              Carrying             Fair            Carrying            Fair
                                               Value               Value             Value             Value
                                               -----               -----             -----             -----
    Financial assets
       Cash and cash equivalents         $    13,349,261    $    13,349,000   $     4,885,079   $    4,885,000
       Securities available for sale          11,045,872         11,046,000         6,430,911        6,431,000
       Loans, net                            105,017,604        108,495,000       105,385,397      105,356,000
       Federal Home Loan Bank
         stock                                   587,000            587,000           549,100          549,000
       Accrued interest receivable               797,483            797,000           815,816          816,000
    Financial liabilities
       Deposits                             (116,795,884)      (117,722,000)     (103,106,585)    (103,394,000)
       Federal Home Loan Bank
         advances                             (2,000,000)        (2,066,000)       (5,000,000)      (5,000,000)
       Accrued interest payable                  (18,077)           (18,000)          (41,505)         (42,000)

For purposes of the above disclosures of estimated fair values, certain assumptions were used. The carrying value for cash and cash equivalents, accrued interest receivable, Federal Home Loan Bank stock and accrued interest payable are considered to approximate fair value. The estimated fair value for securities available for sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans is based on estimates of the difference in interest rates the Company would charge the borrowers for similar such loans with similar maturities made at December 31, 2001 and 2000, applied for an estimated time period until the loan is assumed to reprice or to be paid. The estimated fair value for demand deposits, savings deposits and the variable-rate line of credit from Federal Home Loan Bank is based on their carrying value. The estimated fair value for time deposits and fixed-rate advances from Federal Home Loan Bank is based on estimates of the rate the Bank would pay on such deposits or borrowings at December 31, 2001 and 2000, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2001 and 2000 and are not considered significant to this presentation. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2001 and 2000, the estimated fair values would necessarily have been realized at that date, since market values may differ depending on various circumstances. The estimates of fair values at December 31, 2001 and 2000 should not necessarily be considered to apply at subsequent dates. In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as premises and equipment and life insurance contracts. Also, nonfinancial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 12 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for the parent company, Lawrence Financial Holdings, Inc.

                            CONDENSED BALANCE SHEETS
                           December 31, 2001 and 2000

                                                                 2001          2000
                                                                 ----          ----
     Assets
         Cash and cash equivalents                           $ 2,052,022   $ 2,233,281
         Investment in subsidiary                             13,244,985    12,938,260
         Loan receivable from ESOP                               490,933       530,873
                                                             -----------   -----------
                Total assets                                 $15,787,940   $15,702,414
                                                             ===========   ===========
     Liabilities
         Accrued expenses and other liabilities              $     9,642   $   762,469

     Shareholders' equity                                     15,778,298    14,939,945
                                                             -----------   -----------
                Total liabilities and shareholders' equity   $15,787,940   $15,702,414
                                                             ===========   ===========

                         CONDENSED STATEMENTS OF INCOME
                    For the year ended December 31, 2001 and
             the period December 29, 2000 through December 31, 2000

                                                                 2001          2000
                                                                 ----          ----
     Interest income                                         $    96,033   $     5,884
     Dividends from subsidiary bank                              540,000            --
                                                             -----------   -----------
     Income before income taxes and equity in
     undistributed earnings of subsidiary bank                   636,033         5,884

     Equity in undistributed earnings of subsidiary bank         125,725       (60,241)
                                                             -----------   -----------
     Total Income                                                761,758       (54,357)

     Non-Interest Expenses                                       231,857            --
                                                             -----------   -----------
     Income (loss) before income taxes                           529,901       (54,357)
     Provision for (benefit from) income taxes                   (46,180)        2,000
                                                             -----------   -----------

     Net income (loss)                                       $   576,081   $   (56,357)
                                                             ===========   ===========

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 12 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                    For the year ended December 31, 2001 and
             the period December 29, 2000 through December 31, 2000

                                                                            2001           2000
                                                                            ----           ----
Cash flows from operating activities
     Net income (loss)                                                  $   576,081    $   (56,357)
     Adjustments to reconcile net income to net cash from
       operating activities
         Equity in undistributed (earnings) losses of subsidiary bank      (125,725)        60,241
         MRP expense                                                         67,380             --
         Net change in accrued expenses and other liabilities              (684,627)       696,269
                                                                        -----------    -----------
              Net cash from operating activities                           (166,891)       700,153

Cash flows from investing activities
     Origination of loan receivable from ESOP                                    --       (620,660)
     Repayment on loan receivable from ESOP                                  39,940         89,787
     Purchase of stock in subsidiary bank                                        --     (5,000,000)
                                                                        -----------    -----------
              Net cash from investing activities                             39,940     (5,530,873)

Cash flows from financing activities
     Proceeds from issuance of common stock,
     net of conversion costs                                                     --      7,064,001
     Payment of dividends                                                   (54,308)            --
                                                                        -----------    -----------
              Net cash from financing activities                            (54,308)     7,064,001
                                                                        -----------    -----------

     Net change in cash and cash equivalents                               (181,259)     2,233,281

Cash and cash equivalents at beginning of period                          2,233,281             --
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $ 2,052,022    $ 2,233,281
                                                                        ===========    ===========

The extent to which the Company may pay cash dividends to shareholders will depend on the cash currently available at the Company, as well as the Bank's ability to pay dividends to the Company (see Note 10).

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 13 - CONVERSION TO STOCK FORM OF OWNERSHIP

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

At the time of conversion, the Bank established a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the final prospectus ($8,336,785 at September 30, 2000). The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent the eligible depositors have reduced their qualifying deposits. Subsequent increases in an eligible depositor's deposit account will not restore such person's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualified balances for accounts then held. The liquidation account balance is not available for payment of dividends. This is less restrictive than the dividend limitation discussed in Note 10.

Subsequent to conversion, the Bank may not declare or pay cash dividends on or repurchase any of its common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital requirements.

NOTE 14 - STOCK REPURCHASE AND CASH DIVIDEND

On January 22, 2002, the Company declared a dividend of $0.07 a share to shareholders of record on February 28, 2002, payable on March 22, 2002. Also, the Company has announced a stock repurchase plan for up to 12% of the outstanding stock of the Company.

--------------------------------------------------------------------------------