Form 10QSB
period 2002-03-31
LAWRENCE FINANCIAL HOLDINGS INC
filed 2002-05-13
CIK 1121577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                 Class:                      Outstanding at April 30, 2002
      Common Stock, $.01 par value               705,110 Common Shares

Transitional Small Business Disclosure Format (Check One):  Yes |_|  No |X|

                        Lawrence Financial Holdings, Inc.

                                   FORM 10-QSB

                          Quarter Ended March 31, 2002

                         Part I - Financial Information

                                                                           Page
ITEM 1 - Financial Statements

     Consolidated Balance Sheets ..........................................   3

     Consolidated Statements of Income ....................................   4

     Consolidated Statements of Comprehensive Income ......................   5

     Consolidated Statements of Changes in
      Shareholders' Equity ................................................   6

     Consolidated Statements of Cash Flows ................................   7

     Notes to the Consolidated Financial Statements .......................   8

ITEM 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations ........................  10

                           Part II - Other Information

Other Information .........................................................  19

Signatures ................................................................  19

--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                March 31,      December 31,
                                                                   2002             2001
                                                                   ----             ----
ASSETS

     Cash and due from banks                                   $ 11,510,480    $ 13,136,137
     Money market fund                                               30,956         213,124
                                                               ------------    ------------
         Total cash and cash equivalents                         11,541,436      13,349,261
     Securities available for sale, at fair value                11,229,197      11,045,872
     Loans receivable, net                                      102,551,560     105,017,604
     Federal Home Loan Bank stock                                   593,500         587,000
     Premises and equipment, net                                  3,296,724       3,315,192
     Accrued interest receivable                                    788,905         797,483
     Cash surrender value of life insurance                       2,014,577       1,975,177
     Other assets                                                   468,336         340,858
                                                               ------------    ------------

                                                               $132,484,235    $136,428,447
                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities
         Noninterest-bearing deposits                          $  1,380,858    $  1,465,129
         Interest-bearing deposits                              112,329,773     115,330,755
                                                               ------------    ------------
              Total deposits                                    113,710,631     116,795,884
         Federal Home Loan Bank borrowings                        2,000,000       2,000,000
         Other liabilities                                        1,593,020       1,854,265
                                                               ------------    ------------
              Total liabilities                                 117,303,651     120,650,149

     Shareholders' Equity
         Common stock; par value $0.01 per share; shares
             authorized:  4,000,000; shares issued: 799,110           7,991           7,991
         Additional paid-in capital                               7,436,799       7,426,239
         Retained earnings                                        9,214,500       9,076,779
         Treasury stock, at cost (37,000 shares)                   (651,900)           --
         Unearned ESOP shares                                      (481,120)       (496,660)
         Unearned restricted stock awards                          (269,059)       (269,059)
         Accumulated other comprehensive income (loss), net
             of tax of $(39,475) at 2002 and $17,004 at 2001        (76,627)         33,008
                                                               ------------    ------------
              Total shareholders' equity                         15,180,584      15,778,298
                                                               ------------    ------------

                  Total liabilities and shareholders' equity   $132,484,235    $136,428,447
                                                               ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------

                                                         2002           2001
                                                         ----           ----
Interest income
     Loans, including fees                            $ 2,077,877    $ 2,230,096
     Taxable securities                                   165,436         96,321
     Overnight deposits                                    31,538         49,270
                                                      -----------    -----------
                                                        2,274,851      2,375,687
                                                      -----------    -----------

Interest expense
     Deposits                                           1,019,140      1,341,844
     Federal Home Loan Bank borrowings                     29,145         33,943
                                                      -----------    -----------
                                                        1,048,285      1,375,787
                                                      -----------    -----------

Net interest income                                     1,226,566        999,900

Provision for loan losses                                 150,000         48,000
                                                      -----------    -----------

Net interest income after provision for loan losses     1,076,566        951,900

Noninterest income
     Net securities (losses)                               (4,889)            --
     Service charges                                      107,588         87,770
     Other                                                 62,922         38,954
                                                      -----------    -----------
                                                          165,621        126,724
Noninterest expense
     Salaries and benefits                                435,803        367,675
     Occupancy and equipment                               84,292         83,816
     Data processing                                      134,163        119,272
     Franchise tax                                         33,000         26,250
     Advertising expense                                   31,324         16,048
     Other                                                242,051        204,003
                                                      -----------    -----------
                                                          960,633        817,064
                                                      -----------    -----------

Income before income tax                                  281,554        261,560
Provision for income tax                                   89,199         81,508
                                                      -----------    -----------

Net income                                            $   192,355    $   180,052
                                                      ===========    ===========

Basic earnings per common share                       $      0.27    $      0.25
                                                      ===========    ===========
Diluted earnings per common share                     $      0.26    $      0.25
                                                      ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           2002         2001
                                                           ----         ----

Net income                                               $ 192,355    $ 180,052
Other comprehensive income:
     Unrealized gains (losses) arising during period      (171,003)     133,292
     Reclassification adjustment for losses
         included in net income                              4,889           --
                                                         ---------    ---------
                                                          (166,114)     133,292
     Income tax effect                                      56,479      (45,319)
                                                         ---------    ---------
         Other comprehensive income (loss), net of tax    (109,635)      87,973
                                                         ---------    ---------

Comprehensive income                                     $  82,720    $ 268,025
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     Year Ended December 31, 2001 and the three months ended March 31, 2002
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                     Additional                                      Unearned
                                       Common         Paid-In        Retained        Treasury          ESOP
                                       Stock          Capital        Earnings         Stock           Shares
                                       -----          -------        --------         -----           ------
Balance - January 1, 2001           $      7,696    $  6,994,305   $  8,555,006    $         --    $   (558,660)

Net income                                    --              --        576,081              --              --
Net unrealized appreciation on
   securities available for sale,
   net of tax of $47,089                      --              --             --              --              --
Cash dividend - $0.07 per share               --              --        (54,308)             --              --
Stock-based compensation                     295         431,934             --              --          62,000
                                    ------------    ------------   ------------    ------------    ------------

Balance, December 31, 2001          $      7,991    $  7,426,239   $  9,076,779    $         --    $   (496,660)

Net income                                    --              --        192,355              --              --
Net unrealized depreciation on
   securities available for sale,
   net of tax of $56,479                      --              --             --              --              --

Treasury Stock - 37,000 shares                --              --             --        (651,900)             --
Cash dividend - $0.07 per share               --              --        (54,634)             --              --
Stock-based compensation                      --          10,560             --              --          15,540
                                    ------------    ------------   ------------    ------------    ------------
Balance, March 31, 2002             $      7,991    $  7,436,799   $  9,214,500    $   (651,900)   $   (481,120)
                                    ============    ============   ============    ============    ============

                                      Unearned       Accumulated
                                     Restricted        Other
                                       Stock        Comprehensive
                                       Awards          Income          Total
                                       ------          ------          -----
Balance - January 1, 2001           $         --      $  (58,402)   $ 14,939,945

Net income                                    --              --         576,081
Net unrealized appreciation on
   securities available for sale,
   net of tax of $47,089                      --          91,410          91,410
Cash dividend - $0.07 per share               --              --         (54,308)
Stock-based compensation                (269,059)             --         225,170
                                    ------------    ------------    ------------

Balance, December 31, 2001          $   (269,059)   $     33,008    $ 15,778,298

Net income                                    --              --         192,355
Net unrealized depreciation on
   securities available for sale,
   net of tax of $56,479                      --

                                                        (109,635)       (109,635)
Treasury Stock - 37,000 shares                --              --        (651,900)
Cash dividend - $0.07 per share               --              --         (54,634)
Stock-based compensation                      --              --          26,100
                                    ------------    ------------    ------------

Balance, March 31, 2002             $   (269,059)   $    (76,627)   $ 15,180,584
                                    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                            March 31,
                                                                    --------------------------
                                                                       2002           2001
                                                                       ----           ----
Cash flows from operating activities
     Net income                                                     $   192,355    $   180,052
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                    43,885         43,488
         Provision for loan losses                                      150,000         48,000
         Stock dividend on Federal Home Loan Bank stock                  (6,500)        (9,800)
         Net premium amortization (discount accretion)                   (7,370)         4,112
           Net securities (gains) losses                                  4,889             --
         ESOP expense                                                    26,100         18,000
         Restricted stock award expense                                  19,600             --
     Change in other assets and liabilities                            (364,624)       684,505
                                                                    -----------    -----------

     Net cash from operating activities                                  58,335        968,357
                                                                    -----------    -----------

Cash flows from investing activities
     Purchase of:
         Securities available for sale                               (1,365,000)    (1,540,995)
         Premises and equipment                                         (25,417)          (167)
     Proceeds from:
         Sale of securities available for sale                        1,000,000             --
         Calls, maturities and principal repayments of securities
           available for sale                                                --      2,050,000
     Net change in loans                                              2,316,044     (1,655,893)
                                                                    -----------    -----------
             Net cash from investing activities                       1,925,627     (1,147,055)
                                                                    -----------    -----------

Cash flows from financing activities
      Net change in:
         Deposits                                                    (3,085,253)     7,609,090
         Federal Home Loan Bank short-term borrowings                        --     (3,000,000)
         Cash dividend paid                                             (54,634)            --
         Purchase of treasury stock                                    (651,900)            --
                                                                    -----------    -----------

              Net cash from financing activities                     (3,791,787)     4,609,090
                                                                    -----------    -----------

Net change in cash and cash equivalents                              (1,807,825)     4,430,392

Cash and cash equivalents at beginning of quarter                    13,349,261      4,885,079
                                                                    -----------    -----------

Cash and cash equivalents at end of quarter                         $11,541,436    $ 9,315,471
                                                                    ===========    ===========

Supplemental disclosures:
     Cash paid during the quarter for:
         Interest                                                   $ 1,043,605    $ 1,386,428
         Income taxes                                                   273,000        135,000

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

Nature of Operations: The Company provides financial services through its offices in Lawrence and Scioto Counties. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are real estate mortgage and installment loans. Substantially all loans are secured by specific items of collateral including consumer assets and real estate. Lawrence Financial Services Corporation holds real property for investment purposes. Management considers the Company to operate in one segment, banking.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable. ESOP shares are considered to be outstanding for this calculation unless they are unearned. The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                                  March 31,
                                                                  ---------
                                                              2002        2001
                                                              ----        ----
Weighted average shares outstanding - Basic ..............   715,669     719,966
Effect of stock options and non-vested stock awards ......    23,969           0
                                                             -------     -------
Weighted average shares outstanding - Diluted ............   739,638     719,966
                                                             =======     =======

Management's Opinion: In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001 and the statements of cash flows for the three months ended March 31, 2002 and 2001. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2001 has been derived from the audited Consolidated Financial Statements of Lawrence Financial Holdings, Inc. (the "Company"). The results of operations and statements of cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-KSB. (Certain reclassifications have been made to prior periods' consolidated financial statements and related notes to conform with the current period presentation.)

NOTE 2 - REGULATORY  CAPITAL  REQUIREMENTS

         The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt-corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At March 31, 2002 and December 31, 2001, management believes the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank was considered well capitalized under Section 38 of the Federal Deposit Insurance Act as of its last regulatory exam. Management is unaware of any events or circumstances that would change the Bank's classification since that time.

--------------------------------------------------------------------------------

         The Bank's actual capital levels and minimum required levels were as follows:

                                                                                        Minimum
                                                                                     Required to be
                                                           Minimum Required      Well Capitalized Under
                                                             for Capital           Prompt Corrective
                                        Actual            Adequacy Purposes        Action Regulations
                                        ------            -----------------        ------------------
(dollars in thousands)           Amount       Ratio       Amount        Ratio    Amount           Ratio
                                 ------       -----       ------        -----    ------           -----
March 31, 2002:
---------------
Total capital (to risk-
    weighted assets)             $ 14,547      15.03%    $   7,747      8.0%     $   9,683        10.0%
Tier 1 (core) capital (to
    risk-weighted assets)        $ 13,337      13.78%    $   3,872      4.0%     $   5,808         6.0%
Tier 1 (core) capital (to
    adjusted total assets)       $ 13,337      10.16%    $   5,301      4.0%     $   6,626         5.0%

December 31, 2001:
------------------
Total capital (to risk-
    weighted assets)             $ 14,467      14.58%    $   7,936      8.0%     $   9,921        10.0%
Tier 1 (core) capital (to
    risk-weighted assets)        $ 13,212      13.32%    $   3,968      4.0%     $   5,952         6.0%
Tier 1 (core) capital (to
    adjusted total assets)       $ 13,212       9.82%    $   5,381      4.0%     $   6,726         5.0%

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

         In addition to the restriction described above, the Bank may not declare or pay cash dividends or repurchase any of its shares of common stock if the effect thereof would reduce the Bank's capital level below the aggregate balance required for the liquidation account established in connection with the Bank's mutual-to-stock conversion.

--------------------------------------------------------------------------------

ITEM  2

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

                             Selected Financial Data

--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                            2002          2001
                                                            ----          ----
Significant Ratios
Net income to:
     Average total assets                                     0.58%        0.58%
     Average stockholders' equity                             4.98%        4.79%
Average net interest margin                                   3.94%        3.42%
Average net loans to average deposits                        90.61%       99.39%
Average stockholders' equity to
   average total assets                                      11.64%       12.20%
Capital ratios:
     Tier I capital                                          10.16%       10.22%
     Risk-based capital                                      15.03%       15.26%


Per Share Data:
Earnings
     Basic                                                 $  0.27      $  0.25
     Diluted                                                  0.26         0.25
Cash dividends per share                                   $  0.07      $    --
Weighted average shares outstanding
     Basic                                                 715,669      719,961
     Diluted                                               739,638      719,961
Shares outstanding at the end of the period                762,110      775,827
Book value at end of period                                $ 19.92      $ 19.63
Market price at end of period                              $ 16.85      $ 11.50

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

--------------------------------------------------------------------------------

Operating Strategy

         Lawrence Financial, through its wholly-owned subsidiary Lawrence Federal Savings Bank (the "Bank" or "Lawrence Federal"), operates as a community-oriented financial institution focused on meeting the financial service needs of consumers in its market area. To accomplish this objective, Lawrence Federal offers a variety of mortgage and consumer loans and retail deposit products. Lawrence Federal has extended its lending activities outside of its market area through programs for originating mobile home and automobile loans through a network of dealers. These indirect lending programs help Lawrence Federal originate a larger amount of consumer loans, which typically have shorter terms and higher yields than mortgage loans, than Lawrence Federal would otherwise be able to originate. In addition, the origination of shorter term consumer loans will help Lawrence Federal in managing its interest rate risk.

General

         Lawrence Federal's results of operations depend primarily on net interest income, which is the difference between the interest income earned on Lawrence Federal's interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. Lawrence Federal also generates noninterest income primarily from loan fees and deposit service charges. Lawrence Federal's noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, data processing costs, and other operating expenses. Lawrence Federal's results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

         During the first three months of 2002, total assets decreased $4 million, or 3%, to $132 million at March 31, 2002 when compared to the balances at December 31, 2001. At the quarter ended March 31, 2002, net loans receivable had decreased $2.5 million, or 2%, when compared to the end of the prior quarter. At March 31, 2002, direct consumer loans and credit card balances decreased $0.6 million, or 5%, indirect consumer loans decreased $0.5 million, or 3%, real estate loans decreased by $0.9 million, or 2%, and indirect mobile home loans decreased $0.1 million, or 1%, and commercial loans decreased $0.4 million, or 34%, when compared to balances at December 31, 2001. In general, the decline in the direct consumer loan portfolios reflects a combination of reduced loan demand and very aggressive competition from other in-market and out-of-market lenders. The Bank has maintained competitve and consistent pricing and underwriting criteria during this period of heightened competition. The decline in indirect loan balances is the result of an ongoing strategic objective to gradually reduce the outstanding amounts in both the indirect mobile home and indirect consumer loan portfolios. Lawrence Federal's long term investments, held in the form of securities, increased by $183,000, or 2%, when comparing March 31, 2002 balances to December 31, 2001. During the first quarter of 2002 Lawrence Financial's available cash and cash equivalents decreased $1.8 million, or 14%, when compared to the quarter ending December 31, 2001. A portion of the decline is attributable to the repurchase of 37,000 shares of the Company's stock at a total price of $652,000.

         Compared to December 31, 2001, total deposits and borrowings decreased $3.1 million, or 2.6%, to $113.7 million at March 31, 2002. Within the first quarter of 2002, deposits decreased $3.1 million, or 2.6%, and the volume of Federal Home Loan Bank advances was unchanged at $2.0 million. When comparing March 31, 2002 balances to December 31, 2001, most of the reduction in deposit volume occurred within the "time deposit" product which declined $9.3 million, or 11.8%, while the total of the Bank's savings, interest bearing and non-interest bearing checking products grew by $6.2 million, or 16.4%, during the same period.

         Equity decreased $598,000, or 4%, to $15.2 million at March 31, 2002 when compared to December 31, 2001. During the quarter ended March 31, 2002, treasury stock purchased totaled $652,000, retained earnings increased $192,000 as a result of net income for the period, the net unrealized appreciation on securities available-for-sale declined from an unrealized gain of $33,000 to an unrealized loss of $77,000 and $54,634 of cash dividends were paid to shareholders in the first quarter.

--------------------------------------------------------------------------------

Comparison of Operating Results for the Quarters Ending March 31, 2002 and 2001

         General. For the quarter ended March 31, Lawrence Financial's net income increased 7% to $192,000 for 2002 from $180,000 for 2001. Return on average assets was 0.58% for the first quarter of 2002 and 0.58% for the same period in 2001, and return on average equity was 4.98% in 2002 and 4.79% in 2001. During the first quarter net interest income increased $227,000, or 23%, while noninterest income increased $39,000, or 31%, as a result of a $20,000 increase in service charge related income and an increase of $19,000 in the remaining non interest income items. Net interest margin for the first quarter of 2002 averaged 3.94% compared to 3.43% for the same period in 2001. The increase in net interest margin of 52 basis points reflects an improvement of 15%. For the three months ending March 31, 2002, the average yield on earning assets was 7.36%, a decrease of 88 basis points when compared to the same period in 2001. The reduction in the yield on earning assets was more than offset by a reduction in the average cost of funding for earning assets which was 3.42% for the first quarter of 2002, a decrease of 140 basis points when compared to the same period in 2001. This reduction in cost was generated by changes in both the mix of, and the rate paid for interest bearing deposits. Borrowed funds were unchanged quarter to quarter. Offsetting the increase in net interest and noninterest income was a $144,000, or 18%, increase in noninterest expense. There are several causes for the increase in non-interest expense. The Company has expensed $46,000 year to date for the Employee Stock Ownership Program
(ESOP) and for the restricted stock awards compared to $18,000 during the same period in 2001. The Company has also experienced increases in: salaries and wages paid; the cost of employee benefits; data processing; and other non-interest expenses which are related to the growth of the Company's customer base.

         Interest Income. Interest income decreased $101,000, or 4%, in the quarter compared to the same quarter in 2001. Interest income on loans decreased $152,000, or 7%, primarily as a result of a decline in the balance of the loan portfolio and as a result of a decrease in the yield on the portfolio. Interest income on long-term investments increased $69,000, or 72%, due to increases in the average balance being carried by the Company during the first quarter of 2002. The average yield on interest-earning assets declined to 7.36% for the quarter ending March 31, 2002, from 8.24% for the same period in 2001, as short term, liquid deposits became a higher percentage of interest-earning assets and the yield on overnight investments decreased.

         Interest Expense. Interest expense decreased $328,000, or 24%, in for the quarter ending March 31, 2002 compared to the first quarter of 2001. Interest paid on deposits decreased $323,000, or 24%, as a result of a decline in the rates paid on deposits. Interest paid on Federal Home Loan Bank advances was $29,000 through the first three months of 2002 compared to $34,000 for the same period in 2001. The average cost of interest-bearing liabilities decreased to 3.65% in the first quarter of 2002 from 5.11% in 2001, primarily as a result of lower market rates on certificates of deposits and a change in the mix of deposits with a higher percentage of deposit dollars being made up from lower cost funding sources.

         Provision for Loan Losses. Activity in the allowance for loan losses (the "Allowance") consists of increases due to monthly provisions for loan losses and decreases for monthly charge offs, net of recoveries. Management analyzes the adequacy of the allowance balance quarterly by determining its estimate of probable losses in the loan portfolio and comparing that estimate to the allowance's balance. Management calculates its estimate of probable losses primarily by applying expected loss percentages to classified loans and homogeneous loan categories. The impact of these events are described in more detail below as part of the discussion comparing the first quarter 2002, fourth quarter 2001 and first quarter 2001 provisions for loan losses.

         The provision for loan losses was $150,000 for the first quarter of 2002 which represents an increase of $102,000, or 213%, over the $48,000 of provision recorded for the same period in 2001. The increase in provision between the two quarters was driven, in part, by a shift in the loan portfolio's mix toward more consumer loan balances which, historically, contain more risk of loss to the Bank than loans secured by mortgages. The average balance of non-mortgage loans, direct and indirect, for the first quarter of 2002 was $49 million, or 47% of gross loans, compared to $46 million, or 43% of gross loans, for the first quarter of 2001. Among the individual loan portfolios, the largest increase in average balance between the two quarters occurred in the indirect automobile portfolio which was $2 million higher in the first quarter of 2002 than in the same period in 2001. As part of management's stated objectives for the

--------------------------------------------------------------------------------

Bank, the outstanding balances of both indirect consumer loans and indirect mobile home loans will likely continue to decline from totals reported at December 31, 2001.

         In addition to the change in the mix of the loan portfolio, the Bank has experienced a trend, particularly over the last six months, showing a deterioration in asset quality evidenced by an increase in total nonperforming assets. At March 31, 2001, total nonperforming assets equaled $916,000, or 0.85% of gross loans. At December 31, 2001, total nonperforming assets equaled $1.3 million, or 1.20% of gross loans, and at March 31, 2002, total nonperforming assets equaled $1.7 million, or 1.60% of gross loans. One of the major components of nonperforming assets, loans which are 90 days or more delinquent, increased from $518,000 at December 31, 2001 to $623,000 at March 31, 2002. A second component of nonperforming assets, loans in a nonaccrual status, increased from $752,000 at December 31, 2001 to $1,031,000 at March 31, 2002.
The increase in nonaccrual loans occurred primarily in the indirect mobile home portfolio which contained a balance of $429,000 loans not accruing interest at December 31, 2001 and a balance of $658,000 loans not accruing interest at March 31, 2002. The Bank has become more aggressive in its approach to classifying loans as "substandard" and in placing loans into a nonaccrual status. To facilitate long-term improvement in the Bank's our loan review and collection processes the Bank hired an experienced collection officer in October, 2001, and reorganized the collection area of the Bank in the first quarter of 2002. The Bank is currently in the process of reorganizing the loan review area of the Bank which will serve to enhance future loan quality. Management believes that these changes have already served to improve the quality of the information used to analyze the credit risk contained on the balance sheet and the adequacy of the Bank's allowance.

         Allowance for loan losses totaled $1.2 million at March 31, 2002, an increase of $397,000, or 49%, compared to the same date in 2001. At March 31, 2002, Lawrence Federal's allowance for loan losses represented 1.19% of total gross loans and 75% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected. Furthermore, while Lawrence Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Lawrence Federal's loan portfolio, will not request Lawrence Federal to increase its future provisions for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Lawrence Federal's financial condition and results of operations.

         Management continues to monitor closely the risk characteristics of the loan portfolio, local economic conditions and, as stated earlier, will consider these factors when evaluating the appropriate amount of provision and allowance for loan losses. Management believes the company to be adequately reserved at March 31, 2002.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage change from the first quarter of 2002 to the first quarter of 2001.

                                                                                         Dollar    Percentage
                                                                  03/31/02    03/31/01   Change      Change
                                                                  --------    --------   ------    ----------
                  (Dollars in Thousands)
  Net securities gains (losses) ...............................       $ (5)       $ --      $(5)          N/A
  Service charges .............................................        108          88       20           23%
  Other .......................................................         63          39       24           62%
                                                                        --          --       --
      Total ...................................................       $166        $127      $39           31%
                                                                      ====        ====      ===

         Net securities losses incurred in the first quarter of 2002 were not duplicated in the same period of 2001. Service charges increased during the quarter as a result of growth in the number of deposit accounts and changes to the fee structure. The increase in "Other" non interest income reflects an increase in the cash surrender value of Bank owned life insurance of $13,000 and a $12,000 increase in miscellaneous operating income.

--------------------------------------------------------------------------------

Noninterest Expense. The following table shows the components of noninterest expense and the dollar and percentage change from the three months ending March 31, 2002 to the same period in 2001.

                                                                                         Dollar    Percentage
                                                                  03/31/02    03/31/01   Change      Change
                                                                  --------    --------   ------    ----------
                  (Dollars in Thousands)
  Salaries and benefits ......................................        $436        $368      $68           18%
  Deposit insurance premiums .................................          14           5        9          180%
  Occupancy and equipment ....................................          84          84       --           --
  Data processing ............................................         134         119       15           13%
  Franchise tax ..............................................          33          26        7           27%
  Advertising expense ........................................          31          16       15           94%
  Other ......................................................         229         199       30           15%
                                                                      ----        ----     ----
        Total ................................................        $961        $817     $144           18%
                                                                      ====        ====     ====

         Non-interest expense increased $144,000, or 18%, for the three months ended March 31, 2002, as compared to the same period in 2001. The increase in salaries and benefits for the three months ended March 31, 2002 compared to the same period in 2001 reflects the following increases: an increase of $26,000 in salary and wage expense; an increase of $28,000 in expense for the Employee Stock Ownership Program (ESOP) and for restricted stock awards; an increase of $6,000 in health insurance premiums; as well as other changes to components of the "Salaries and benefits" line item. The Company has also experienced increases in: data processing; printing and supplies; and other non-interest expenses which are related to the growth of the Company's customer base and the daily operation of the Company.

         Income Tax Expense. The provision for income tax was $89,000 in for the quarter ended March 31, 2002, compared to $82,000 in the same period for 2001. The provision increased as a result of higher taxable income. The effective tax rate for the first quarter of 2002 was 31.7% compared with 31.2% for the same period in 2001.

         New Accounting Pronouncements. New accounting standard, FASB No.143 dealing with asset retirement obligations, which will apply in 2003, will have no material effect on the Company's results of operation. On January 1, 2002, the Company adopted FASB No.144 which provides a new method of accounting for impairment and disposal of long lived assets. The effect from FASB No.144 on the results of operation of the Company was not material.

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

                                              ----------------------------------------------------------------------------
                                                                        Quarter ended March 31,
                                              ----------------------------------------------------------------------------
                                                            2002                                      2001
                                              ----------------------------------       -----------------------------------
    (Dollars in Thousands)                      Average   Interest     Average          Average     Interest     Average
                                                Balance                Yield/           Balance                  Yield/
                                                                        Rate                                      Rate
                                              ----------  ----------  ----------       ----------   ---------   ----------
Interest-earning assets:
   Loans (1) ..............................     103,759       2,078       8.06%          106,371       2,230        8.45%
   Securities (2) .........................      11,632         165       5.69%            6,474          97        5.96%
   Interest-bearing short term inv ........       8,870          32       1.46%            3,307          49        6.06%
                                                  -----          --                        -----          --
         Total interest-earning assets ....     124,261       2,275       7.36%          116,152       2,376        8.24%
Non-interest-earning assets ...............      10,426                                    9,202
                                                 ------                                    -----
         Total assets .....................     134,687                                  125,354
                                                =======                                  =======

Interest-bearing liabilities:
   Deposits:
      Passbook accounts ...................      25,484         144       2.29%           20,123         128        2.58%
      Money market accounts ...............       1,003           8       3.40%              784           5        2.54%
      NOW accounts ........................      14,264          50       1.39%           11,624          72        2.51%
      Certificates of deposit .............      73,757         817       4.49%           74,495       1,137        6.19%
                                                 ------         ---                       ------       -----
         Total deposits ...................     114,508       1,019       3.61%          107,026       1,342        5.08%
   FHLB advances ..........................       2,000          29       5.90%            2,258          34        6.09%
                                                  -----          --                        -----          --
         Total interest-bearing
           liabilities ....................     116,508       1,048       3.65%          109,284       1,376        5.11%
                                                              -----                                    -----
Non-interest-bearing liabilities...........       2,503                                      775
                                                  -----                                      ---
         Total liabilities ................     119,011                                  110,059
Total retained earnings ...................      15,676                                   15,295
                                                 ------                                   ------
         Total  liabilities and
           shareholders equity ............     134,687                                  125,354
                                                =======                                  =======


   Net interest-earning assets ............       7,753                                    6,868
                                                  =====                                    =====
   Net interest income/interest
     rate spread (3) ......................                   1,227       3.71%                        1,000        3.12%
                                                              =====       =====                        =====        =====
   Net interest margin (4) ................                   3.94%                                    3.43%
                                                              ====                                     =====
   Ratio of interest-earning assets
     to interest-bearing liabilities ......      106.65%                                  106.28%
                                                 ======                                    ======

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

--------------------------------------------------------------------------------

Management of Interest Rate Risk and Market Risk Analysis

         Qualitative Aspects of Market Risk. Lawrence Federal's most significant form of market risk is interest rate risk. The principal objectives of Lawrence Federal's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given Lawrence Federal's business strategy, operating environment, capital, liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. Lawrence Federal has an Asset/Liability Committee (ALCO), responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The ALCO is actively involved in reviewing the mix, volume and pricing strategies associated with managing the Bank's balance sheet and interest rate risk. During the first three months of 2002 management has utilized several internal reports to better analyze the current financial position of the Bank, and the Company, and to identify historic trends in both entities. However, management is aware that the movement of interest rates is an uncertainty which could have a negative impact on the earnings of Lawrence Federal.

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

         Quantitative Aspects of Market Risk. When evaluating interest rate risk Lawrence Federal utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision (the "OTS"), which is supplemented by an internally generated, quarterly repricing "Gap Report" and a monthly "Rate-Volume-Variance Report". The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at December 31, 2001, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.

                                                                       NPV as % of Portfolio
    Change in                    Net Portfolio Value                      Value of Assets
 Interest Rates         -------------------------------------        -----------------------
In Basis Points         (Dollars in thousands)                        NPV
  (Rate Shock)          $ Amount      $ Change       % Change        Ratio        Change (1)
  ------------          --------      --------       --------        -----        ----------
      300                8,801         -5,803            -40%          6.79%            -386
      200               10,904         -3,700            -25%          8.25%            -241
      100               12,894         -1,710            -12%          9.57%            -109
     Static             14,604             --             --          10.65%              --
     -100               15,935          1,331              9%         11.46%              81

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

         Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At March 31, 2002, cash and short-term investments totaled $12 million and securities classified as available-for-sale totaled $11 million.

         Funding is obtained primarily from activity involving deposit accounts and Federal Home Loan Bank advances. In the first three months of 2002 Lawrence Federal experienced a net decrease in total deposits of $2 million compared to an increase of $8 million for the same period in 2001. In addition, at March 31, 2002, Lawrence Federal had the ability to borrow a total of $15 million from the Federal Home Loan Bank of Cincinnati through the use of an existing Cash Management Advance agreement. On that date, Lawrence Federal had long term advances outstanding of $2 million. On the same date in 2001, Federal Home Loan Bank advances were also at $2 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits.

         Lawrence Federal is subject to various regulatory capital requirements administered by the Office of Thrift Supervision including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2002, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See the table on page nine (9) of this filing for more detail regarding the Bank's capital position.

Effect of Inflation and Changing Prices

         The consolidated financial statements and related financial data presented in this Form 10QSB have been prepared following generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of Lawrence Federal's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

--------------------------------------------------------------------------------

Subsequent Events

         Subsequent to the end of the first quarter of 2002, the Company completed its initial stock repurchase program. On April 17, 2002, the Company purchased a block of 57,000 shares at $18.10 per share which brought the total shares repurchased to the stated target of 94,000 shares. The Company spent $1,683,600 in the repurchase of the 94,000 shares resulting in an average price per share repurchased of $17.91. Repurchased shares are being held in treasury and will be available for the Company's benefit plans.

Management Comments

         Beginning with our conversion to a stock form of corporation in December, 2000 the Company has placed a high priority on the process of continual review and improvement. The Board of Directors together with senior management have targeted several areas for improvement and have prioritized them to form a strategic plan for the continued operation and improvement of the Company. Once the priorities were established, management incorporated several sources of information to help in forming an action plan. From the use of "Best Practices" found within the financial services industry, to the use of external review by regulators, auditors and other professional advisors, to employing new members of the management team with needed expertise, the Company has actively pursued the process of continual review and improvement. Many of the changes that have been implemented through this process have been internal and the results are not readily observed by the those outside the Company. However, one result which can be observed by all is the improvement in shareholder value since conversion to stock form in late 2000.

         The process of continuous improvement is a set of ongoing actions which require management to continually seek better methods of operating the Company. As part of this on-going process we will be implementing several improvements to the methods used to classify and review new and existing loans. As part of the improved loan classification process the Company will be redefining homogenous loan groups in the second quarter of 2002. In the past the Company has grouped loans more by the type of collateral associated with the borrowing than by the purpose of the loan. We are now in the process of reclassifying loans by the purpose of the loan and, once we have completed the identification process, we will link the loans by "purpose" to the proper general ledger accounts. As a result of this reclassification process the next set of quarter-end reports will show an increase in commercial loans secured by real estate with a smaller increase in the volume of commercial loans secured by collateral other than real estate. Next quarter's reports will also reflect the corresponding decreases in existing categories of mortgage loans and consumer loans secured by collateral other than real estate. Reclassifying loans by purpose enables management to better monitor risk characteristics for the assessment of allowance for loan and lease loss balances and we believe it also improves the quality of the information contained in our reports to shareholders and regulators.

         In addition to the changes described above the Company is evaluating various areas for improvement in management information systems. In July, 2003 the contract with our current, third-party information processor will be complete. Even though we are 15 months from implementing a possible change in providers, the Company is already well into the process of assessing the opportunities to improve the flexibility offered by our central data processor. Our objectives are to: improve the amount of information available to the Company for the purpose of cross-selling products and services to our existing customer base; improve the level of data available to management for use in assessing the profitability of each of our five locations; and to enhance the amount of information which can be extracted for use by management in modeling the potential benefit from strategic objectives which target growth and improved shareholder value.

         The Company's management team is evaluating and implementing various changes designed to improve management information systems, operating efficiencies, and product and service delivery channels. By following a process of continuous review and improvement management believes it can significantly improve several of the Company's core operational areas generating both short-term and long-term benefits to customers and shareholders.

--------------------------------------------------------------------------------

                        Lawrence Financial Holdings, Inc.
                                    Form 10-Q

                          Quarter ended March 31, 2002

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

                                   Signatures

                In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Lawrence Financial Holdings, Inc.

Date: 5/13/02                  /s/ Jack L. Blair
      --------------------     -------------------------------------------------
                               Jack L. Blair
                               President and Chief Executive Officer


Date: 5/13/02                  /s/ RobRoy Walters
      --------------------     -------------------------------------------------
                               RobRoy Walters
                               Senior Vice President and Chief Financial Officer

--------------------------------------------------------------------------------