Form 10QSB
period 2002-06-30
LAWRENCE FINANCIAL HOLDINGS INC
filed 2002-08-13
CIK 1121577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                Class:                      Outstanding at July 31, 2002
     Common Stock, $.01 par value              705,110 Common Shares

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                        Lawrence Financial Holdings, Inc.

                                   FORM 10-QSB

                           Quarter Ended June 30, 2002

                         Part I - Financial Information

                                                                       Page
                                                                       ----
ITEM 1 - Financial Statements

     Consolidated Balance Sheets .................................       3

     Consolidated Statements of Income ...........................       4

     Consolidated Statements of Comprehensive Income .............       5

     Consolidated Statements of Changes in
      Shareholders' Equity .......................................       6

     Consolidated Statements of Cash Flows .......................       7

     Notes to the Consolidated Financial Statements ..............       8

ITEM 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations ...............      11

                           Part II - Other Information

Other Information ................................................      21

Signatures .......................................................      22

Exhibits .........................................................      23

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                       June 30,              December 31,
                                                                         2002                    2001
                                                                       --------              ------------
ASSETS
     Cash and due from banks                                       $ 11,558,961             $ 11,984,642
     Money market fund                                                   38,056                  213,124
                                                                   ------------             ------------
         Total cash and cash equivalents                             11,597,017               12,197,766
     Securities available for sale, at fair value                    11,496,506               11,045,872
     Loans receivable, net                                          104,207,880              105,017,604
     Federal Home Loan Bank stock                                       600,500                  587,000
     Premises and equipment, net                                      3,344,298                3,315,192
     Accrued interest receivable                                        733,784                  797,483
     Cash surrender value of life insurance                           2,053,979                1,975,177
     Other assets                                                       320,328                  340,858
                                                                   ------------             ------------
                                                                   $134,354,292             $135,276,952
                                                                   ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities
         Noninterest-bearing deposits                              $  2,207,750             $  1,465,129
         Interest-bearing deposits                                  114,821,149              115,330,755
                                                                   ------------             ------------
              Total deposits                                        117,028,899              116,795,884
         Federal Home Loan Bank borrowings                            2,000,000                2,000,000
         Other liabilities                                              808,601                  702,770
                                                                   ------------             ------------
              Total liabilities                                     119,837,500              119,498,654

     Shareholders' Equity
         Common stock; par value $0.01 per share; shares
             authorized:  4,000,000; shares issued: 799,110               7,991                    7,991
         Additional paid-in capital                                   7,446,941                7,426,239
         Retained earnings                                            9,367,720                9,076,779
         Treasury stock, at cost (94,000 shares)                     (1,683,600)                      --
         Unearned ESOP shares                                          (465,580)                (496,660)
         Unearned restricted stock awards                              (269,059)                (269,059)
         Accumulated other comprehensive income,
              net of tax  of $57,892 at 2002 and $17,004 at 2001        112,379                   33,008
                                                                   ------------             ------------
              Total shareholders' equity                             14,516,792               15,778,298
                                                                   ------------             ------------
                  Total liabilities and shareholders' equity       $134,354,292             $135,276,952
                                                                   ============             ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


--------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
            Three Months Ended and Six Months June 30, 2002 and 2001
                                   (Unaudited)

--------------------------------------------------------------------------------

                                          Three Months Ended         Six Months Ended
                                               June 30,                   June 30,
                                          ------------------         ----------------
                                            2002         2001        2002          2001
                                            ----         ----        ----          ----
Interest income
     Loans, including fees               $2,048,371   $2,260,667   $4,126,248   $4,484,825
     Taxable securities                     161,004      116,978      326,440      222,513
     Overnight deposit                       29,612       54,351       61,150       94,406
                                         ----------   ----------   ----------   ----------
                                          2,238,987    2,431,996    4,513,838    4,801,744
                                         ----------   ----------   ----------   ----------

Interest expense
     Deposits                               925,081    1,342,646    1,944,221    2,684,490
     Federal Home Loan Bank borrowings       29,469       29,469       58,614       63,412
                                         ----------   ----------   ----------   ----------
                                            954,550    1,372,115    2,002,835    2,747,902
                                         ----------   ----------   ----------   ----------

Net interest income                       1,284,437    1,059,881    2,511,003    2,053,842

Provision for loan losses                   180,000       60,000      330,000      108,000
                                         ----------   ----------   ----------   ----------

Net interest income
     after provision for loan losses      1,104,437      999,881    2,181,003    1,945,842

Noninterest income
     Net securities losses                   13,103         --          8,214         --
     Service charges                        109,504      107,563      217,092      201,272
     Other                                   50,668       47,545      113,590       86,498
                                         ----------   ----------   ----------   ----------
                                            173,275      155,108      338,896      287,770
                                         ----------   ----------   ----------   ----------

Noninterest expense
     Salaries and benefits                  431,019      378,031      866,822      745,706
     Deposit insurance premiums              28,891       15,920       57,640       31,720
     Occupancy and equipment                 82,953       82,166      167,245      165,983
     Data processing                        131,720      118,871      265,883      238,143
     Franchise tax                           32,250       24,000       65,250       50,250
     Advertising expense                     23,868       19,587       55,192       42,385
     Other                                  270,382      189,396      483,684      370,847
                                         ----------   ----------   ----------   ----------
                                          1,001,083      827,971    1,961,716    1,645,034
                                         ----------   ----------   ----------   ----------

Income before income tax                    276,629      327,018      558,183      588,578

Provision for income tax                     76,894      107,144      166,093      188,652
                                         ----------   ----------   ----------   ----------

Net income                               $  199,735   $  219,874   $  392,090   $  399,926
                                         ==========   ==========   ==========   ==========

Basic earnings per common share          $     0.31   $     0.30   $     0.57   $     0.55
                                         ==========   ==========   ==========   ==========

Diluted earnings per common share        $     0.29   $     0.30   $     0.55   $     0.55
                                         ==========   ==========   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            Three Months Ended and Six Months June 30, 2002 and 2001
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                  June 30,
                                                 ------------------        ----------------
                                                   2002         2001       2002        2001
                                                   ----         ----       ----        ----
Net income                                       $199,735    $219,874    $392,090    $399,926

Other comprehensive income:
     Unrealized gains (losses)
        arising during period                     299,476         808     128,473     134,100
     Reclassification adjustment for gains
         included in net income                   (13,103)         --      (8,214)         --
                                                 --------    --------    --------    --------
                                                  286,373         808     120,259     134,100
     Income tax effect                            (97,367)       (275)    (40,888)    (45,594)
                                                 --------    --------    --------    --------

     Other comprehensive income,  net of tax      189,006         533      79,371      88,506
                                                 --------    --------    --------    --------

Comprehensive income                             $388,741    $220,407    $471,461    $488,432
                                                 ========    ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       Year Ended December 31, 2001 and the Six Months Ended June 30, 2002
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                               Unearned    Accumulated
                                           Additional                              Unearned   Restricted     Other
                                  Common     Paid-In    Retained      Treasury      ESOP         Stock    Comprehensive
                                  Stock      Capital    Earnings       Stock        Shares       Awards      Income       Total
                                  ------   ----------   --------      --------     --------   ----------  -------------   -----
Balance - January 1, 2001         $7,696   $6,994,305   $8,555,006   $        --   $(558,660)  $      --   $(58,402)  $14,939,945

Net income                            --           --      576,081            --          --          --         --       576,081
Net unrealized appreciation on
   securities available for sale,
   net of tax of $47,089              --           --           --            --          --          --     91,410        91,410
Cash dividend - $0.07 per share       --           --      (54,308)           --          --          --         --       (54,308)
Stock-based compensation             295      431,934           --            --      62,000    (269,059)        --       225,170
                                  ------   ----------   ----------   -----------   ---------   ---------   --------   -----------
Balance, December 31, 2001         7,991    7,426,239    9,076,779            --    (496,660)   (269,059)    33,008    15,778,298

Net income                            --           --      392,090            --          --          --         --       392,090
Net unrealized depreciation on
   securities available for sale,
   net of tax of $40,888              --           --           --            --          --          --     79,371        79,371
Treasury Stock - 94,000 shares        --           --           --    (1,683,600)         --          --         --    (1,683,600)
Cash dividend - $0.14 per share       --           --     (101,149)           --          --          --         --      (101,149)
Stock-based compensation              --       20,702           --            --      31,080          --         --        51,782
                                  ------   ----------   ----------   -----------   ---------   ---------   --------   -----------
Balance, June 30, 2002            $7,991   $7,446,941   $9,367,720   $(1,683,600)  $(465,580)  $(269,059)  $112,379   $14,516,792
                                  ======   ==========   ==========   ===========   =========   =========   ========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                         Six Months Ended
                                                                              June 30,
                                                                    --------------------------
                                                                        2002          2001
                                                                        ----          ----
Cash flows from operating activities
     Net income                                                     $   392,090    $   399,926
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                    89,503         88,881
         Provision for loan losses                                      330,000        108,000
         Stock dividend on Federal Home Loan Bank stock                 (13,500)       (19,900)
         Net premium amortization (discount accretion)                  (10,291)         7,970
         Net securities (gains) losses                                   (8,214)            --
         ESOP expense                                                    51,782         40,300
         Restricted stock award expense                                  37,654             --
         Change in other assets and liabilities                          69,809       (105,663)
                                                                    -----------    -----------
     Net cash from operating activities                                 938,833        519,514
                                                                    -----------    -----------

Cash flows from investing activities
     Purchase of:
         Securities available for sale                               (7,458,857)    (3,750,000)
         Premises and equipment                                        (118,715)       (38,659)
     Proceeds from:
         Sale of securities available for sale                        7,110,000             --
         Calls, maturities and principal repayments of securities
             available for sale                                              --      3,250,000
     Net change in loans                                                479,724     (2,532,541)
                                                                    -----------    -----------
              Net cash from investing activities                         12,152     (3,071,200)
                                                                    -----------    -----------

Cash flows from financing activities
     Net change in:
         Deposits                                                       233,015      8,405,680
         Federal Home Loan Bank short-term borrowings                        --     (3,000,000)
         Cash dividend paid                                            (101,149)            --
         Purchase of treasury stock                                  (1,683,600)            --
                                                                    -----------    -----------

              Net cash from financing activities                     (1,551,734)     5,405,680
                                                                    -----------    -----------

Net change in cash and cash equivalents                                (600,749)     2,853,994

Cash and cash equivalents at beginning of the year                   12,197,766      4,885,079
                                                                    -----------    -----------

Cash and cash equivalents at end of the period                      $11,597,017    $ 7,739,073
                                                                    ===========    ===========

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                   $ 2,008,161    $ 2,773,900
         Income taxes                                                   486,500        195,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.


--------------------------------------------------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
--------------------------------------------------------------------------------

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

                                                   Six Month Period       Three Month Period
                                                     Ended June 30,          Ended June 30
                                                   ----------------       ------------------
                                                    2002      2001          2002       2001
                                                    ----      ----          ----       ----
Weighted average shares outstanding               730,915   775,827        699,017   775,827
Effect of  unallocated stock options               47,358    53,526         46,012    54,309
                                                  -------   -------        -------   -------
Net weighted average shares outstanding - Basic   683,557   722,301        653,005   721,518
Effect of stock options                             6,903        --          7,876        --
Effect of non-vested stock awards                  17,457        --         16,874        --
                                                  -------   -------        -------   -------
Net Effect of stock options and non-vested
   stock awards                                    24,360        --         24,750        --
Weighted average shares outstanding - Diluted     707,917   722,301        677,755   721,518
                                                  =======   =======        =======   =======

Management's Opinion: In the opinion of management, the accounting and reporting policies followed by Lawrence Financial Holdings, Inc. conform to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the financial services industry. The preparation of finacial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclousrure of contingent assets and liabiltities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses is particularly subject to change.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lawrence Financial Holdings, Inc. at June 30, 2002, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by US GAAP. Lawrence Financial Holdings, Inc.'s Annual Report for the year ended December 31, 2001, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.


--------------------------------------------------------------------------------

NOTE 2 - REGULATORY  CAPITAL  REQUIREMENTS

     The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt-corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At June 30, 2002 and December 31, 2001, management believes the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank was considered well capitalized under Section 38 of the Federal Deposit Insurance Act as of its last regulatory exam. Management is unaware of any events or circumstances that would change the Bank's classification since that time.

     The Bank's actual capital levels and minimum required levels were as follows:

                                                                                                     Minimum
                                                                                                 Required to be
                                                                 Minimum Required            Well Capitalized Under
                                                                    for Capital                 Prompt Corrective
                                            Actual               Adequacy Purposes             Action Regulations
                                            ------               -----------------           ----------------------
(dollars in thousands)              Amount        Ratio       Amount          Ratio           Amount        Ratio
                                    ------        -----       ------          -----           ------        -----

June 30,2002:
------------
Total capital (to risk-
    weighted assets)                $14,633       15.03%        $7,789         8.0%            $9,736       10.0%
Tier 1 (core) capital (to
    risk-weighted assets)           $13,498       13.86%        $3,896         4.0%            $5,843        6.0%
Tier 1 (core) capital (to
    adjusted total assets)          $13,498        9.94%        $5,476         4.0%            $6,845        5.0%

December 31,2001:
----------------
Total capital (to risk-
    weighted assets)                $14,467       14.58%        $7,936         8.0%            $9,921      10.0%
Tier 1 (core) capital (to
    risk-weighted assets)           $13,212       13.32%        $3,968         4.0%            $5,952        6.0%
Tier 1 (core) capital (to
    adjusted total assets)          $13,212        9.82%        $5,381         4.0%            $6,726        5.0%

     Regulations of the Office of Thrift Supervision (OTS) limit the amount of capital distributions that may be made by the Bank without prior approval of the OTS. The regulatory restriction provides that the Bank may make a capital distribution without notifying the OTS or applying to the OTS for approval provided that (1) the total amount of all capital at the institution (including the proposed capital distribution) for the applicable calendar year does not exceed the institution's net income for that year to date plus the institution's retained net income for the preceding two years; (2) the institution will be well capitalized following the proposed capital distributions; and, (3) certain other conditions are met.

     In addition to the restriction described above, the Bank may not make any capital distributions if the effect thereof would reduce the Bank's capital level below the aggregate balance required for the liquidation account established in connection with the Bank's mutual-to-stock conversion.


--------------------------------------------------------------------------------

NOTE 3 - ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING LOANS

Activity in the allowance for loan losses is as follows:

                                                                   Six Months Ended June 30,
                                                                   2002              2001
                                                                ------------      -----------
                   (Dollars in Thousands)
Beginning Balance .........................................          $1,232             $775
Provision for Loan Losses .................................             330              108
Charge Offs ...............................................            (519)             (52)
Recoveries ................................................              15                8
                                                                     ------             ----
Ending Balance ............................................          $1,058             $839
                                                                     ======             ====

The following table shows the components of non-performing assets at:

                                                                  06/30/02            12/31/01
                                                                --------------      -------------
                   (Dollars in Thousands)
Non-Accrual Loans .........................................              $760               $160
Loans 90 days or more past due
 and still accruing interest ..............................               820              1,110
                                                                       ------             ------
  Total Non-Performing Loans ..............................             1,580              1,270
                                                                       ------             ------
Other Real Estate Owned ...................................                30                 --
Total Non-Performing Assets ...............................            $1,610             $1,270
                                                                       ======             ======
Non-performing loans to total loans .......................             1.50%              1.20%
Non-Performing assets to total loans plus
   other real estate owned ................................             1.53%              1.20%
Allowance for credit losses to total
   non-performing loans ...................................            66.98%             97.01%
Loans 90 days or more past due and
   not on non-accrual to total loans ......................              .78%              1.04%


--------------------------------------------------------------------------------

ITEM  2
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

                             Selected Financial Data

--------------------------------------------------------------------------------

                                           Three Months Ended         Six Months Ended
                                                 June 30,                   June 30,
                                           ------------------         ----------------
                                              2002        2001          2002        2001
                                              ----        ----          ----        ----
Significant Ratios:
Net income to
    Average total assets                       0.60%      0.67%          0.59%       0.63%
    Average stockholders' equity               5.49       5.73           5.22        5.26
Net Interest Margin                            4.16       3.50           4.05        3.46
Average net loans to average deposits         90.05      96.92          90.33       97.95
Average stockholders' equity to
   average total assets                       10.99      11.77          11.37       11.99
Capital ratios
    Tier I capital                             9.94      10.34           9.94       10.34
   Risk-based capital                         15.03      15.19          15.03       15.19

-----------------------------------------------------------------------------------------

Per Share Data:
Earnings per weighted average share
    Basic                                  $   0.31       0.30       $   0.57        0.55
    Diluted                                    0.29       0.30           0.55        0.55
Weighted average shares outstanding
    Basic                                   653,005    722,301        683,557     721,518
    Diluted                                 677,755    722,301        710,796     721,518
Total shares outstanding                    705,110    775,827        705,110     775,827
Cash dividends per share                   $   0.07         --       $   0.14          --
Book value per share at end of period      $  20.59      19.94       $  20.59       19.94
Market price at end of period
     Source: NASDAQ.com                    $  16.15      12.90       $  16.15       12.90

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


--------------------------------------------------------------------------------

Operating Strategy

     Lawrence Financial, through its wholly owned subsidiary Lawrence Federal Savings Bank (the "Bank" or "Lawrence Federal"), operates as a community-oriented financial institution focused on meeting the financial service needs of consumers in its market area. To accomplish this objective, Lawrence Federal offers a variety of mortgage and consumer loans and retail deposit products. Lawrence Federal has extended its lending activities outside of its market area through programs for originating mobile home and automobile loans through a network of dealers. These indirect lending programs help Lawrence Federal originate a larger amount of consumer loans, which typically have shorter terms and higher yields than mortgage loans, than Lawrence Federal would otherwise be able to originate. In addition, the origination of shorter term consumer loans will help Lawrence Federal in managing its interest rate risk. However, these indirect lending programs represent a higher risk of credit loss than real estate loans, since the collateral securing these loans may decline in value quickly.

     As we have discussed in prior disclosures, the Company has experienced an increase in delinquent loans and non-performing assets. Much of the increase has been related to growing delinquency within the indirect mobile home loan portfolio. In response to this trend the Company has halted the origination of new mobile home loans, internalized the majority of the collection process involving indirect mobile homes and increased the monthly provision for loan losses. We are also developing multiple outlets for the re-sale of repossessed units.

     We continued to observe deterioration in portions of the loan portfolio, we expensed $150,000 of provision in the first quarter of 2002, and $180,000 was expensed in the second quarter of 2002. For the first six months of 2002 we have expensed total provision for loan losses of $330,000 compared to $108,000 taken in the first six months of 2001.

     During the same six month period of 2002, the Company has experienced net charge-offs of approximately $414,000, of which $290,000 occurred in the second quarter. To date, we have made progress in clearing out several of the more difficult delinquent loans. At June 30, 2002, the Company had a ratio of ALLL to gross loans of 1.01% compared to 1.19% at the end of the prior quarter and 0.77% on the same date in 2001.

     The Company will continue to closely monitor the adequacy of our ALLL in a manner consistent with generally accepted account principles ("GAAP") and regulatory guidelines. We are confident that the investments we made last year to acquire and develop collection expertise and to improve the Company's management systems will result in mitigating the negative impact to long-term shareholder value. The Company's Board of Directors and management team has been, and will continue to be, focused on reducing the risk of loss related to our loan portfolio.

     On the positive side of the ledger, the Company continues to experience increased net interest income in 2002. We have improved net interest income by $457,000, or 22% during the first six months of 2002, when compared to the same period in 2001. Earnings per share is up over last quarter and last year and non-interest income is up by $51,000, or 18%, over the same period. Despite the additional provision for loan loss expense we are realizing steady improvement in several of the Company's key financial measurements.

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


--------------------------------------------------------------------------------

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

     During the first six months of 2002, total assets decreased $923,000, or 0.7%, to $134.4 million at June 30, 2002 when compared to December 31, 2001. At June 30, 2002, net loans receivable had decreased $810,000, or 0.8%, when compared to December 31, 2001. Direct and indirect consumer loans decreased $2.1 million, or 7%, real estate loans decreased by $1.5 million, or 3%, indirect mobile home loans decreased $0.5 million, or 2%, commercial loans increased by $3.2 million, or 298%. The allowance for loan losses at June 30, 2002 was $1.1 million. The growth in the commercial loan portfolio was due primarily to the origination of several commercial loan participations with other, local commercial banks. In general, the decline in the direct consumer loan portfolios reflects a combination of reduced loan demand and very aggressive competition from other in-market and out-of-market lenders. The Bank has maintained competitve and consistent pricing and underwriting criteria during this period of heightened competition. The decline in indirect loan balances is the result of an ongoing strategic objective to gradually reduce the outstanding amounts in both the indirect mobile home and indirect consumer loan portfolios. Lawrence Federal's long term investments, held in the form of securities, increased by $0.5 million, or 4%, when comparing June 30, 2002 balances to December 31, 2001. During the first six months of 2002, Lawrence Financial's available cash and cash equivalents decreased to $11.6 million, a decrease of $601,000, or 5%.

     Compared to December 31, 2001, total deposits increased $233,000, or .2%, to $117 million and the volume of Federal Home Loan Bank advances was unchanged at $2 million at June 30, 2002.

     Equity decreased $1.3 million, or 8%, to $14.5 million at June 30, 2002 when compared to December 31, 2001. During the period ended June 30, 2002, treasury stock purchased totaled $1,683,600, retained earnings increased $392,000 as a result of net income for the period, the net unrealized appreciation on securities available-for-sale grew from an unrealized gain of $33,000 to an unrealized gain of $112,000 and $101,149 of cash dividends were paid to shareholders.

Comparison of Operating Results for the Three Month and Six Month Periods Ending June 30, 2002 and 2001

     General. For the three months ended June 30, Lawrence Financial's net income decreased 9% to $200,000 for 2002 from $220,000 for 2001. For the six month period ended June 30, Lawrence Financial's net income decreased 2% to $392,000 for 2002 from $400,000 for 2001. Return on average assets was 0.60% and 0.59% for the second quarter and first six months of 2002, respectively, compared to 0.67% and 0.63% for the same two periods in 2001. Return on average equity was 5.49% and 5.22% for the second quarter and first six months of 2002, respectively, compared to 5.73% and 5.26% for the same two periods in 2001. Net interest income increased $225,000, or 21%, during the second quarter and $457,000, or 22%, for the six month period ending June 30. Noninterest income increased $18,000, or 12%, during the second quarter and $51,000, or 18%, for the six month period ending June 30. Offseting the increase in net interest was a $120,000 or 200% increase in the provision for loan losses for the quarter ended June 30, and a $220,000 or 204% increase in the provision for loan losses for the six months ended June 30. Offsetting the increase in net interest and noninterest income was a $173,000, or 21%, increase in noninterest expense for the quarter ended June 30 and a $317,000, or 19%, increase in noninterest expense for the six months ended June 30. There are several causes for the increase in non-interest expense. The Company has expensed $90,000 year to date for the Employee Stock Ownership Program (ESOP) and for the restricted stock awards compared to $40,000 during the same period in 2001. The Company has also experienced: increases in salaries and wages paid; the addition of an employee in the loan collection department; increased costs of employee benefits; increased data processing fees; increased costs related to the collection of delinquent mobile home loans; and other non-interest expenses which are related to the growth of the Company's customer base.

     Interest Income. Interest income decreased $193,000, or 8%, for the quarter compared to the same quarter in 2001 and decreased $288,000, or 6%, for the first six months of 2002 compared to the first six months of 2001. Interest income on loans decreased $212,000, or 9%, and decreased $359,000, or 8%, for the quarter and six months ended June 30 respectively. These decreases were primarily a result of a decline in the balance of the loan portfolio and as a result of a decrease in the yield on the portfolio. Interest income on long-term investments increased $44,000, or 38%, for the


--------------------------------------------------------------------------------
quarter and increased $104,000, or 47%, for the six months ended June 30 primarily as a result of a larger average balance being carried by the Company during 2002. The average yield on interest-earning assets declined to 7.26% for the quarter and 7.32% for the six months ended June 30, 2002, from 8.05% and 8.13% for the same two periods in 2001, as short term, liquid deposits became a higher percentage of interest-earning assets and the yield on overnight investments declined.

     Interest Expense. Interest expense decreased $418,000, or 31%, for the quarter compared to the same quarter in 2001 and decreased $745,000, or 27%, for the first six months of 2002 compared to the first six months in 2001. The decrease in interest expense for the quarter and six months ending June 30, 2002, was a direct result of a decline in the rates paid on deposits. Interest paid on Federal Home Loan Bank advances was $29,000 for the quarter and $59,000 through the first six months of 2002 compared to $29,000 and $63,000 for the same periods in 2001. The average cost of interest-bearing liabilities was 3.28% for the quarter and 3.46% in the first six months of 2002 compared to 4.85% and 4.97% for the same periods in 2001, primarily as a result of lower market rates on certificates of deposits and a change in the mix of deposits with a higher percentage of deposit dollars being made up from lower cost funding sources.

     Provision for Loan Losses. Activity in the allowance for loan losses (the "Allowance") consists of increases due to monthly provisions for loan losses and decreases for monthly charge offs, net of recoveries. Management analyzes the adequacy of the allowance balance quarterly by determining its estimate of probable losses in the loan portfolio and comparing that estimate to the allowance's balance. Management calculates its estimate of probable losses primarily by applying expected loss percentages to classified loans and homogeneous loan categories. The impact of these events are described in more detail below as part of the discussion comparing the first and second quarters of 2002, to the fourth quarter 2001 and to the second quarter 2001 provisions for loan losses.

     The provision for loan losses was $180,000 for the second quarter of 2002 which represents an increase of $120,000, or 200%, over the $60,000 of provision recorded for the same period in 2001. The provision for loan losses was $330,000 for the six months ended June 30, 2002 compared to $108,000 for the same period in 2001. Through the six month periods ended June 30, provision increased $222,000, or 206% when comparing 2002 to 2001. The increase in provision was driven, in part, by a shift in the loan portfolio's mix toward more consumer loan balances which, historically, contain more risk of loss to the Bank than loans secured by mortgages. In addition to the change in the mix of the loan portfolio, the Bank has experienced a trend, particularly over the last nine months, showing a deterioration in asset quality evidenced by an increase in total non-performing assets.

     Non-performing assets totaled $1.61 million at June 30, 2002, or 1.20% of assets. Of the $1.61 million in non-performing assets, $820,000 were loans which are 90 days or more past due and still accruing interest and $762,000 were loans in a non-accrual status. Non-performing indirect mobile home loans made up $392,000 of the loans that were 90 days or more past due and still accruing interest and $463,000 of the loans that are carried in a non-accrual status. At March 31, 2002, non-performing assets totaled $1.65 million or 1.25% of assets. Of the $1.65 million $623,000 were loans which are 90 days or more past due and still accruing interest and $1,031,000 were loans in a non-accrual status. At March 31, 2002, non-performing indirect mobile home loans made up $228,000 of the loans that were 90 days or more past due and still accruing interest and $658,000 of the loans that are carried in a non-accrual status. To facilitate long-term improvement to the quality of the Bank's loan portfolios, the banks loan review and collection processes have been enhanced by: the addition of an experienced collection officer in October, 2001; the reorganization of the collection area of the Bank in the first quarter of 2002; and the addition of a Loan Review Officer in the second quarter of 2002. In addition to these improvements the Bank has hired an experienced Certified Public Accountant to implement a full time internal audit department within the Company. The individual charged with this responsibility started with the Bank late in the second quarter of 2002. Management believes that these changes have already served to improve the quality of the information used to analyze the credit risk contained on the balance sheet and the adequacy of the Bank's allowance for loan losses. The bank also believes that these recent investments in personnel will better position the Company for future growth.

     In addition to the non-performing assets detailed above, the Bank has approximately $560,000 of delinquent, outstanding commercial real estate loans to a group of local borrowers. At June 30, 2001, these loans were included in


--------------------------------------------------------------------------------
the Bank's non-performing assets. At that time, the outstanding balance of the loans totaled $627,000 and they were in a non-accrual status. Subsequent to June 30, 2001, the loans were brought current and remained current through May 2002. At June 30, 2002, the loans were 29 days delinquent and, by policy, do not contain the characteristics of a non-performing asset. Management has contacted the borrowers on several occasions and is actively engaged in standard collection procedures. The loans are collateralized by all real estate, fixtures and inventory related to the operation of the business and the Bank has the personal guarantees of each owner. Management has not placed the loans in a non-accrual status at this time nor has the Bank established a specific loss reserve; however both actions will be taken, as prescribed by Bank policy, should circumstances warrant.

     Allowance for loan losses totaled $1.1 million at June 30, 2002, an increase of $220,000, or 26%, compared to the same date in 2001. At June 30, 2002, Lawrence Federal's allowance for loan losses represented 1.01% of total gross loans and 67% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected. Furthermore, while Lawrence Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Lawrence Federal's loan portfolio, will not request Lawrence Federal to increase its future provisions for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Lawrence Federal's financial condition and results of operations.

     Management continues to monitor closely the risk characteristics of the loan portfolio, local economic conditions and, as stated earlier, will consider these factors when evaluating the appropriate amount of provision and allowance for loan losses. Management believes the company to be adequately reserved at June 30, 2002.


--------------------------------------------------------------------------------

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage change from the three months ended June 30, 2002 to the same period in 2001 and the six months ending June 30, 2002 to the same period in 2001.

                                                                     Quarters Ended          Dollar       Percentage
                                                                 06/30/02      06/30/01      Change         Change
                                                                ------------  -----------  ------------ ---------------
                   (Dollars in Thousands)
Net securities gains (losses) .............................             $13           --           $13           (N/A)
Service charges ...........................................             109         $108             1              1%
Other .....................................................              51           47             4              9%
                                                                       ----         ----           ---
      Total ...............................................            $173         $155           $18             12%
                                                                       ====         ====           ===

         Net securities gains recognized for the quarter ended June 30, 2002 were not duplicated in the same period of 2001.

                                                                    Six Months Ended         Dollar       Percentage
                                                                 06/30/02      06/30/01      Change         Change
                                                                ------------  -----------  ------------ ---------------
                   (Dollars in Thousands)
Net securities gains (losses) .............................              $8           --            $8           (N/A)
Service charges ...........................................             217         $201            16              8%
Other .....................................................             114           87            27             31%
                                                                       ----         ----           ---
      Total ...............................................            $339         $288           $51             18%
                                                                       ====         ====           ===

     Net securities gains recognized in the first six months of 2002 were not duplicated in the same period of 2001. Service charges increased during the period as a result of growth in the number of deposit accounts.


--------------------------------------------------------------------------------

Non-Interest Expense. The following tables show the components of noninterest expense and the dollar and percentage change from the three months ended June 30, 2002 to the same period in 2001 and the six months ending June 30, 2002 to the same period in 2001.


                                                                  Quarters Ended                    Dollar          Percentage
                                                            06/30/02           06/30/01             Change            Change
                                                         --------------    ----------------   -----------------  ----------------
                 (Dollars in Thousands)
  Salaries and benefits                                           $431                $378            $53               14%
  Deposit insurance premiums                                        29                  16             13               81%
  Occupancy and equipment                                           83                  82              1                1%
  Data processing                                                  132                 119             13               11%
  Franchise tax                                                     32                  24              8               33%
  Advertising expense                                               24                  20              4               20%
  Other                                                            270                 189             81               43%
                                                                ------                ----           ----
        Total                                                   $1,001                $828           $173               21%
                                                                ======                ====           ====

     Non-interest expense increased $173,000, or 21%, for quarter ended June 30, 2002, as compared to the same period in 2001. The increase in salaries and benefits for the quarter ended June 30, 2002 compared to the same period in 2001 reflects the following increases: an increase of $34,000 in salary and wage expense; an increase of $4,000 in expense for the Employee Stock Ownership Program (ESOP) and for restricted stock awards; an increase of $6,000 in health insurance premiums; as well as other changes to components of the "Salaries and benefits" line item. The Company has also experienced increases in: data processing; printing and supplies; and other non-interest expenses which are related to the growth of the Company's customer base and the daily operation of the Company.


                                                                    Six Months Ended                Dollar          Percentage
                                                            06/30/02           06/30/01             Change            Change
                                                         --------------    ----------------   -----------------  ----------------
                 (Dollars in Thousands)
  Salaries and benefits                                           $867                $746                $121               16%
  Deposit insurance premiums                                        58                  32                  26               82%
  Occupancy and equipment                                          167                 166                   1                1%
  Data processing                                                  266                 238                  28               12%
  Franchise tax                                                     65                  50                  15               30%
  Advertising expense                                               55                  42                  13               30%
  Other                                                            484                 371                 113               30%
                                                                ------              ------                ----
        Total                                                   $1,962              $1,645                $317               19%
                                                                ======              ======                ====

     Non-interest expense increased $317,000, or 19%, for the six months ended
June 30, 2002, as compared to the same period in 2001. The increase in salaries and benefits for the six months ended June 30, 2002 compared to the same period in 2001 reflects the following increases: an increase of $58,000 in salary and wage expense; an increase of $12,000 in expense for the Employee Stock Ownership
Program (ESOP) and for restricted stock awards; an increase of $12,000 in health insurance premiums; as well as other changes to components of the "Salaries and benefits" line item. The Company has also experienced increases in: data processing; printing and supplies; and other non-interest expenses which are related to the growth of the Company's customer base and the daily operation of the Company.

     Income Tax Expense. The provision for income tax was $76,900 for the three months ended June 30, 2002, compared to $107,100 in the same period for 2001 and $166,100 for the six months ended June 30, 2002, compared to $188,700 in the same period for 2001. The provision decreased as a result of lower taxable income. The effective tax rate for the quarter ended June 30, 2002 was 27.8% compared with 32.8% for the same period in 2001 and for the six months ended
June 30, 2002 was 29.8% compared with 32.1% for the same period in 2001.


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

                                 ----------------------------------------------------------------------------
                                                          Six months ended June 30,
                                 ----------------------------------------------------------------------------
                                               2002                                      2001
                                 ----------------------------------        ----------------------------------
    (Dollars in Thousands)                                Average                                   Average
                                  Average                  Yield/          Average                  Yield/
                                  Balance    Interest       Rate           Balance     Interest      Rate
                                 ----------  ----------   ---------        ---------   ----------  ----------
Interest-earning assets:
   Loans (1) ....................  103,565       4,126       8.00%          107,242        4,485       8.40%
   Securities (2) ...............   11,953         327       5.52%            7,072          223       6.36%
   Short term investments .......    8,337          61       1.48%            4,207           94       4.51%
                                   -------       -----                      -------        -----

  Total interest-earning assets..  123,855       4,514       7.35%          118,521        4,802       8.13%
Non-interest-earning assets .....    9,316                                    9,442
                                   -------                                  -------
         Total assets ...........  133,171                                  127,963
                                   =======                                  =======

Interest-bearing liabilities:
   Deposits:
      Passbook accounts .........   26,340         294       2.25%           19,899          286       2.89%
      Money market accounts .....      981          14       2.87%              821           12       2.92%
      NOW accounts ..............   15,236         103       1.33%           12,861          143       2.24%
      Certificates of deposit ...   72,100       1,533       4.28%           75,767        2,244       5.97%
                                   -------       -----                      -------        -----
         Total deposits .........  114,657       1,944       3.42%          109,348        2,685       4.95%
   FHLB advances ................    2,000          59       5.91%            2,129           63       6.01%
                                   -------       -----                      -------        -----
         Total interest-bearing
           liabilities ..........  116,657       2,003       3.46%          111,477        2,748       4.97%
                                                 -----                                     -----
Non-interest-bearing liabilities.    1,375                                    1,145
                                   -------                                  -------
         Total liabilities ......  118,032                                  112,622
Total retained earnings .........   15,139                                   15,341
                                   -------                                  -------
         Total liabilities and
           retained earnings ....  133,171                                  127,963
                                   =======                                  =======

   Net interest-earning assets ..    7,198                                    7,044
                                     =====                                    =====
   Net interest income/interest
    rate spread (3) .............                2,511       3.86%                         2,054       3.16%
                                                 =====                                     =====       =====
   Net interest margin (4) ......                4.05%                                     3.46%
                                                                                           ====
   Ratio of interest-earning assets
     to interest-bearing
     liabilities ................   106.17%                                  106.32%
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


--------------------------------------------------------------------------------

Management of Interest Rate Risk and Market Risk Analysis

     Qualitative Aspects of Market Risk. Lawrence Federal's most significant form of market risk is interest rate risk. The principal objectives of Lawrence Federal's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given Lawrence Federal's business strategy, operating environment, capital, liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. Lawrence Federal has an Asset/Liability Committee (ALCO), responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The ALCO is actively involved in reviewing the mix, volume and pricing strategies associated with managing the Bank's balance sheet and interest rate risk. During the first six months of 2002 management has utilized several internal reports to better analyze the current financial position of the Bank, and the Company, and to identify historic trends in both entities. However, management is aware that the movement of interest rates is an uncertainty which could have a negative impact on the earnings of Lawrence Federal.

     At this time, Lawrence Federal is liability sensitive which makes the Bank subject to increased interest expense during periods of rising interest rates. Lawrence Federal has placed an emphasis on adjustable-rate loans and the origination of fixed-rate mortgage loans through a third party which, over the long-term, will serve to make the balance sheet less liability sensitive. Lawrence Federal currently does not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

     Quantitative Aspects of Market Risk. When evaluating interest rate risk Lawrence Federal utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision (the "OTS"), which is supplemented by an internally generated, monthly "Rate-Volume-Variance Report". The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at March 31, 2002, that would occur upon an immediate change in interest rates based on OTS assumptions, but without giving effect to any steps that management might take to counteract that change.

                                                                     NPV as % of Portfolio
    Change in                  Net Portfolio Value                       Value of Assets
 Interest Rates     -----------------------------------------       ------------------------
In Basis Points       (Dollars in thousands)                           NPV
  (Rate Shock)        $ Amount       $ Change       % Change           Ratio         Change (1)
-----------------   -----------   ------------  --------------      ---------   -------------
      300               13,131         -5,652         -30%            10.15%         -358
      200               15,192         -3,592         -19%            11.50%         -222
      100               17,137         -1,646          -9%            12.73%          -99
     Static             18,783             --           --            13.73%           --
      -100              19,980          1,196           6%            14.41%           68

(1)  Expressed in basis points.

     The preceding table shows that in the event of a sudden and sustained increase in market interest rates of 200 basis points or more, the net portfolio value of Lawrence Federal would decrease moderately.

     The OTS uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.


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

     Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At June 30, 2002, cash and short-term investments totaled $13.4 million. Securities classified as available-for-sale totaled $11.5 million at June 30, 2002.

     Funding is obtained primarily from activity involving deposit accounts and Federal Home Loan Bank advances. In the first six months of 2002 Lawrence Federal experienced a net increase in total deposits of $0.2 million since December 31, 2001 compared to an increase of $8.4 million for the same period in 2001. In addition, at June 30, 2002, Lawrence Federal had the ability to borrow a total of approximately $15 million from the Federal Home Loan Bank of Cincinnati through the use of an existing cash management advance agreement. On that date, Lawrence Federal had advances outstanding of $2 million. As of December 31, 2001, Federal Home Loan Bank advances were at $2 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits.

     Lawrence Federal is subject to various regulatory capital requirements administered by the OTS including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2002, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See the table on page nine (9) of this filing for more detail regarding the Bank's capital position.

Effect of Inflation and Changing Prices

     The consolidated financial statements and related financial data presented in this Form 10-QSB have been prepared following accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of Lawrence Federal's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


--------------------------------------------------------------------------------

                        Lawrence Financial Holdings, Inc.
                                   Form 10-QSB

                           Quarter ended June 30, 2002

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

Item 4-   Submission of Matters to a Vote of Security Holders:

          The Annual Meeting of Stockholders of the Company was held on May 13, 2002. The results of the vote on the matters presented at the meeting is as follows:

          1. The following individuals were elected as directors, each for a three-year term:

                                              Vote For      Vote Withheld
                                              --------      -------------
                     Charles E. Austin, II     559,881         90,915
                                               -------         ------
                     Phillip O. McMahon        560,981         89,815
                                               -------         ------

          The terms of Directors Jack L. Blair, Tracey E. Brammer, Herbert J. Karlet and Robert N. Taylor continued after the meeting.

          2. The appointment of Crowe, Chizek and Company LLP as auditors for the Corporation for the fiscal year ending December 31, 2002 was ratified by stockholders by the following vote:

             For   645,691;  Against 3,900;  Abstain 1,205
                   -------           -----           -----

Item 5-   Other Information:

          (a) The Company issued a press release dated May 28, 2002 to announce the declaration of a cash dividend to shareholders.

          (b) The Company issued a press release dated July 11, 2002, to announce earnings from the second quarter of 2002.

Item 6-   Exhibits and Reports on Form 8-K:

          (a) Exhibits -

               99.1 - Certification pursuant to 18 U.S.C. Section 1350,as adpoted pursuant to Section 906 of the Sarbanes-Oxley act of 2002
               - RobRoy Walters -- Chief Financial Officer

               99.2 - Certification pursuant to 18 U.S.C. Section 1350,as adpoted pursuant to Section 906 of the Sarbanes-Oxley act of 2002
               - Jack L. Blair -- Chief Executive Officer

          (b) Reports on Form 8-K.


--------------------------------------------------------------------------------

     Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Lawrence Financial Holdings, Inc.

      August 13, 2002                  /s/ Jack L. Blair
Date: ___________________________      ________________________________________
                                       Jack L. Blair
                                       President and Chief Executive Officer

      August 13, 2002                  /s/ RobRoy Walters
Date: ___________________________      ________________________________________
                                       RobRoy Walters
                                       Senior Vice President and
                                       Chief Financial Officer


--------------------------------------------------------------------------------
                                       22