Form 10QSB
period 2002-09-30
LAWRENCE FINANCIAL HOLDINGS INC
filed 2002-11-14
CIK 1121577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

          Class:                                Outstanding at October 31 , 2002
Common Stock, $.01 par value                          705,110 Common Shares

Transitional Small Business Disclosure Format (Check One) :      Yes |_|  No |X|

                        Lawrence Financial Holdings, Inc.

                                   FORM 10-QSB

                        Quarter Ended September 30, 2002

                         Part I - Financial Information

                                                                            Page
                                                                            ----

ITEM 1 - Financial Statements

     Consolidated Balance Sheets ..........................................   3

     Consolidated Statements of Income ....................................   4

     Consolidated Statements of  Comprehensive Income .....................   5

     Consolidated Statements of Changes in Shareholders' Equity ...........   6

     Consolidated Statements of Cash Flows ................................   7

     Notes to the Consolidated Financial Statements .......................   8

ITEM 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................  11

ITEM 3 - Controls and Procedures ..........................................  21

                           Part II - Other Information

Other Information .........................................................  22

Signatures ................................................................  23

Exhibits ..................................................................  26

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

--------------------------------------------------------------------------------

                                                                     (Unaudited)
                                                                    September 30,      December 31,
                                                                         2002              2001
                                                                    -------------     -------------
ASSETS

     Cash and due from banks                                        $  16,809,410     $  11,984,642
     Money market fund                                                    533,478           213,124
                                                                    -------------     -------------
         Total cash and cash equivalents                               17,342,888        12,197,766
     Securities available for sale, at fair value                      11,619,908        11,045,872
     Loans receivable, net                                            100,269,799       105,017,604
     Federal Home Loan Bank stock                                         607,600           587,000
     Premises and equipment, net                                        3,357,353         3,315,192
     Accrued interest receivable                                          713,873           797,483
     Cash surrender value of life insurance                             2,093,381         1,975,177
     Other assets                                                         632,302           340,858
                                                                    -------------     -------------
                                                                    $ 136,637,104     $ 135,276,952
                                                                    =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities
         Noninterest-bearing deposits                               $   2,090,866     $   1,465,129
         Interest-bearing deposits                                    117,194,051       115,330,755
                                                                    -------------     -------------
              Total deposits                                          119,284,917       116,795,884
         Federal Home Loan Bank borrowings                              2,000,000         2,000,000
         Other liabilities                                                737,268           702,770
                                                                    -------------     -------------
              Total liabilities                                       122,022,185       119,498,654

     Shareholders' Equity
         Common stock; par value $0.01 per share; shares
             authorized: 4,000,000; shares issued: 799,110                  7,991             7,991
         Additional paid-in capital                                     7,455,281         7,426,239
         Retained earnings                                              9,379,734         9,076,779
         Treasury stock, at cost (94,000 shares)                       (1,683,600)             --
         Unearned ESOP shares                                            (450,050)         (496,660)
         Unearned restricted stock awards                                (269,059)         (269,059)
         Accumulated other comprehensive income,
              net of tax  of $89,957 at 2002 and $17,004 at 2001          174,622            33,008
                                                                    -------------     -------------
              Total shareholders' equity                               14,614,919        15,778,298
                                                                    -------------     -------------

                  Total liabilities and shareholders' equity        $ 136,637,104     $ 135,276,952
                                                                    =============     =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

--------------------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOMES
         Three Months and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

--------------------------------------------------------------------------------

                                              Three Months Ended           Nine Months Ended
                                                 September 30,                September 30,
                                           ------------------------    -------------------------
                                              2002          2001          2002          2001
                                           ----------    ----------    ----------    ----------
Interest income
      Loans, including fees                $1,983,305    $2,251,457    $6,109,553    $6,736,282
      Taxable securities                      167,252       128,268       493,692       340,555
      Overnight deposits                       28,928        47,604        90,078       152,236
                                           ----------    ----------    ----------    ----------
                                            2,179,485     2,427,329     6,693,323     7,229,073
                                           ----------    ----------    ----------    ----------

Interest expense
      Deposits                                867,798     1,281,691     2,812,019     3,966,181
      Federal Home Loan Bank borrowings        29,793        29,793        88,407        93,205
                                           ----------    ----------    ----------    ----------
                                              897,591     1,311,484     2,900,426     4,059,386
                                           ----------    ----------    ----------    ----------

Net interest income                         1,281,894     1,115,845     3,792,897     3,169,687
Provision for loan losses                     372,000        72,000       702,000       180,000
                                           ----------    ----------    ----------    ----------

Net interest income
      after provision for loan losses         909,894     1,043,845     3,090,897     2,989,687

Noninterest income
      Net securities gains (losses)             5,888        13,090        14,102        13,090
      Service charges                         113,707       113,177       330,799       314,449
      Other                                    69,465        40,361       183,055       126,859
                                           ----------    ----------    ----------    ----------
                                              189,060       166,628       527,956       454,398

Noninterest expense
      Salaries and benefits                   431,506       430,610     1,298,328     1,176,317
      Deposit insurance premiums               14,828        13,541        72,468        23,322
      Occupancy and equipment                 117,963        83,089       285,208       249,072
      Data processing                         134,651       125,001       400,534       363,144
      Franchise tax                            29,163        22,875        94,413        73,125
      Advertising expense                      24,432        21,545        79,624        63,930
      Other                                   252,533       222,218       736,217       615,002
                                           ----------    ----------    ----------    ----------
                                            1,005,076       918,879     2,966,792     2,563,912
                                           ----------    ----------    ----------    ----------

Income before income tax                       93,878       291,594       652,061       880,173

Provision for income tax                       33,810        93,260       199,903       281,913
                                           ----------    ----------    ----------    ----------

Net income                                 $   60,068    $  198,334    $  452,158    $  598,260
                                           ==========    ==========    ==========    ==========

Basic earnings per common share            $     0.09    $     0.27    $     0.67    $     0.83
                                           ==========    ==========    ==========    ==========

Diluted earnings per common share          $     0.09    $     0.27    $     0.65    $     0.83
                                           ==========    ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         Three Months and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                    Three Months Ended            Nine Months Ended
                                                        September 30,               September 30,
                                                  -----------------------     ------------------------
                                                     2002          2001          2002          2001
                                                  ---------     ---------     ---------     ---------
Net income                                        $  60,068     $ 198,334     $ 452,158     $ 598,260

Other comprehensive income:
      Unrealized gains
         arising during period                      100,196       206,581       228,990       340,681
      Reclassification adjustment for (gains)
          losses included in net income              (5,888)      (13,090)      (14,423)      (13,090)
                                                  ---------     ---------     ---------     ---------
Total other comprehensive income                     94,308       193,491       214,567       327,591
      Income tax expense                            (32,065)      (65,787)      (72,953)     (111,381)
                                                  ---------     ---------     ---------     ---------

       Other comprehensive income,  net of tax       62,243       127,704       141,614       216,210
                                                  ---------     ---------     ---------     ---------

Comprehensive income                              $ 122,311     $ 326,038     $ 593,772     $ 814,470
                                                  =========     =========     =========     =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
    Year Ended December 31, 2001 and the Nine Months Ended September 30, 2002
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                            Unearned    Accumulated
                                                     Additional                                Unearned    Restricted      Other
                                           Common     Paid-In      Retained      Treasury        ESOP        Stock     Comprehensive
                                            Stock     Capital      Earnings       Stock         Shares       Awards        Income
                                            -----     -------      --------       -----         ------       ------        ------
Balance - January 1, 2001                  $7,696   $6,994,305   $ 8,555,006    $        --    $(558,660)   $      --    $ (58,402)

Net income                                     --           --       576,081             --           --           --           --
Net unrealized appreciation on
   securities available for sale,
   net of tax of $47,089                       --           --            --             --           --           --       91,410
Cash dividend - $0.07 per share                --           --       (54,308)            --           --           --           --
Stock-based compensation                      295      431,934            --             --       62,000     (269,059)          --
                                           ------   ----------   -----------    -----------    ---------    ---------    ---------

Balance, December 31, 2001                  7,991    7,426,239     9,076,779             --     (496,660)    (269,059)      33,008

Net income                                     --           --       452,158             --           --           --           --
Net unrealized depreciation on
   securities available for sale,
   net of tax of $72,953                       --           --            --             --           --           --      141,614
Treasury Stock  acquired - 94,000 shares       --           --            --     (1,683,600)          --           --           --
Cash dividend - $0.21 per share                --           --      (149,203)            --           --           --           --
Stock-based compensation                       --       29,042            --             --       46,610           --           --
                                           ------   ----------   -----------    -----------    ---------    ---------    ---------
Balance, September 30, 2002                $7,991   $7,455,281   $ 9,379,734    $(1,683,600)   $(450,050)   $(269,059)   $ 174,622
                                           ======   ==========   ===========    ===========    =========    =========    =========
                                                Total
                                                -----
Balance - January 1, 2001                    $ 14,939,945

Net income                                        576,081
Net unrealized appreciation on
   securities available for sale,
   net of tax of $47,089                           91,410
Cash dividend - $0.07 per share                   (54,308)
Stock-based compensation                          225,170
                                             ------------

Balance, December 31, 2001                     15,778,298

Net income                                        452,158
Net unrealized depreciation on
   securities available for sale,
   net of tax of $72,953                          141,614
Treasury Stock  acquired - 94,000 shares       (1,683,600)
Cash dividend - $0.21 per share                  (149,203)
Stock-based compensation                           75,652
                                             ------------
Balance, September 30, 2002                  $ 14,614,919
                                             ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                            Nine Months Ended
                                                                              September 30,
                                                                      ----------------------------
                                                                          2002            2001
                                                                      ------------    ------------
Cash flows from operating activities
      Net income                                                      $    452,158    $    598,260
      Adjustments to reconcile net income to net cash from
        operating activities
           Depreciation                                                    161,654         134,103
           Provision for loan losses                                       702,000         180,000
           Stock dividend on Federal Home Loan Bank stock                  (20,600)        (29,900)
           Net premium amortization                                          1,261           5,266
           Net securities (gains) losses                                   (14,102)        (13,090)
           ESOP expense                                                     75,652          64,000
           Restricted stock award expense                                   50,010          42,700
           Change in other assets and liabilities                         (293,356)        631,879
                                                                      ------------    ------------

Net cash  from operating activities                                      1,114,677       1,613,218
                                                                      ------------    ------------

Cash  flows from investing activities
      Purchase of:
           Securities available for sale                                (8,355,970)     (9,000,000)
           Premises and equipment                                         (203,922)        (39,205)
      Proceeds from:
           Sale of securities available for sale                         6,373,041       2,284,828
           Calls, maturities and principal repayments of securities
               available for sale                                        1,636,301       3,250,000
      Net change in loans                                                3,924,765      (2,816,413)
                                                                      ------------    ------------

           Net cash from investing activities                            3,374,215      (6,320,790)
                                                                      ------------    ------------

Cash  flows from financing activities
      Net change in:
           Deposits                                                      2,489,033      12,365,196
           Federal Home Loan Bank advances                                      --      (3,000,000)
           Cash dividend paid                                             (149,203)             --
           Purchase of treasury stock                                   (1,683,600)             --
                                                                      ------------    ------------

           Net cash from financing activities                              656,230       9,365,196
                                                                      ------------    ------------

Net change in cash and cash equivalents                                  5,145,122       4,657,624

Cash and cash equivalents at beginning of the year                      12,197,766       4,885,079
                                                                      ------------    ------------

Cash and cash equivalents at end of the period                        $ 17,342,888    $  9,542,703
                                                                      ============    ============

Supplemental disclosures:
      Cash paid during the period for:
           Interest                                                   $  2,907,041    $  4,083,950
           Income taxes                                                    610,383         248,000

      Non-cash transactions
           Transfer of loans to real estate owned                          121,040          31,036

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

                                                  Nine Month Period   Three Month Period
                                                 Ended September 30   Ended September 30
                                                 ------------------   ------------------
                                                    2002      2001      2002      2001
                                                  -------   -------   -------   -------
Net weighted average shares outstanding - Basic   669,952   722,519   643,186   723,865
Effect of stock options                             6,369        --     4,532        --
Effect of non-vested stock awards                  16,875        --    16,874        --
                                                  -------   -------   -------   -------
Net effect of stock options and non-vested
   stock awards                                    23,244        --    21,406        --
Weighted average shares outstanding - Diluted     693,196   722,519   664,592   723,865
                                                  =======   =======   =======   =======

Management's Opinion: In the opinion of management, the accounting and reporting policies followed by Lawrence Financial Holdings, Inc. conform to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses is particularly subject to change.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lawrence Financial Holdings, Inc. at September 30, 2002, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by US GAAP. Lawrence Financial Holdings, Inc.'s Annual Report for the year ended December 31, 2001, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

--------------------------------------------------------------------------------

NOTE 2 - REGULATORY  CAPITAL  REQUIREMENTS

     The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt-corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At September 30, 2002 and December 31, 2001, management believes the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank was considered well capitalized under Section 38 of the Federal Deposit Insurance Act as of its last regulatory exam. Management is unaware of any events or circumstances that would change the Bank's classification since that time.

     The Bank's actual capital levels and minimum required levels were as follows:

                                                                              Minimum
                                                                          Required to be
                                                  Minimum Required     Well Capitalized Under
                                                    for Capital          Prompt Corrective
                                   Actual         Adequacy Purposes      Action Regulations
                              ----------------    -----------------    -----------------------
(dollars in thousands)        Amount     Ratio     Amount     Ratio        Amount     Ratio
                              ----------------------------------------------------------------

September 30, 2002:
Total capital (to risk-
    weighted assets)          $14,316    15.03%    $7,619      8.0%        $9,524     10.0%
Tier 1 (core) capital (to
    risk-weighted assets)     $13,500    14.18%    $3,810      4.0%        $5,714      6.0%
Tier 1 (core) capital (to
    adjusted total assets)    $13,500     9.86%    $5,476      4.0%        $6,845      5.0%

December 31, 2001:
Total capital (to risk-
    weighted assets)          $14,467    14.58%    $7,936      8.0%        $9,921     10.0%
Tier 1 (core) capital (to
    risk-weighted assets)     $13,212    13.32%    $3,968      4.0%        $5,952      6.0%
Tier 1 (core) capital (to
    adjusted total assets)    $13,212     9.82%    $5,381      4.0%        $6,726      5.0%

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

--------------------------------------------------------------------------------

NOTE 3 - ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING LOANS

Activity in the allowance for loan losses is as follows:

                                                 Nine Months Ended September 30
                                                     2002             2001
                                                    -------          -----
           (Dollars in Thousands)
Beginning Balance ..............................    $ 1,232          $ 775
Provision for Loan Losses ......................        702            180
Charge Offs ....................................       (857)          (124)
Recoveries .....................................         34              9
                                                    -------          -----
Ending Balance .................................    $ 1,111          $ 840
                                                    =======          =====

The following table shows the components of non-performing assets at:

                                                        09/30/02       12/31/01
                                                        --------      ---------
             (Dollars in Thousands)
Non-Accrual Loans .................................      $  670       $     160
Loans 90 days or more past due ....................         930           1,110
                                                         ------       ---------
  and still accruing interest
  Total Non-Performing Loans ......................       1,600           1,270
                                                         ------       ---------
Other Real Estate Owned ...........................          75            --
Total Non-Performing Assets .......................      $1,675       $   1,270
                                                         ======       =========
Non-performing loans to total loans ...............        1.58%           1.20%
Non-performing assets to total loans plus .........        1.65%           1.20%
   other real estate owned
Allowance for loan losses to total ................       69.44%          97.01%
   non-performing loans
Loans 90 days or more past due and ................         .92%           1.04%
   not on non-accrual to total loans


--------------------------------------------------------------------------------

ITEM  2

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

                             Selected Financial Data

--------------------------------------------------------------------------------

                                              Three Months Ended           Nine Months Ended
                                                September 30,                  September 30,
                                           -----------------------       ------------------------
                                              2002          2001           2002           2001
                                           --------       --------       --------       --------
Significant Ratios:

Net income to
   Average total assets                        0.18%          0.60%          0.45%          0.62%
   Average stockholders' equity                1.62           5.01           4.04           5.17
Net Interest Margin                            4.10           3.66           4.06           3.53
Average net loans to average deposits         87.86          95.64          89.49          97.25
Average stockholders' equity to
   average total assets                       10.89          11.88          11.20          11.95
Capital ratios
    Tier I capital                             9.86          10.08           9.86          10.08
    Risk-based capital                        15.03          15.05          15.03          15.05

------------------------------------------------------------------------------------------------

Per Share Data:

Earnings per weighted average share
    Basic                                  $   0.09       $   0.27       $   0.67       $   0.83
   Diluted                                     0.09           0.27           0.65           0.83
Weighted average shares outstanding
     Basic                                  643,186        723,865        669,952        722,519
   Diluted                                  664,592        723,865        693,196        722,519
Total shares outstanding                    705,110        775,827        705,110        775,827
Cash dividends per share                         --             --             --             --
Book value per share at end of period      $  20.73       $  20.48       $  20.73       $  20.48
Last sale at end of period
     Source:  NASDAQ.com                      14.30          13.75          14.30          13.75

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

--------------------------------------------------------------------------------

Operating Strategy

     Lawrence Financial, through its wholly owned subsidiary Lawrence Federal Savings Bank (the "Bank" or "Lawrence Federal"), operates as a community-oriented financial institution focused on meeting the financial service needs of consumers in its market area. To accomplish this objective, Lawrence Federal offers a variety of mortgage and consumer loans and retail deposit products. Lawrence Federal has extended its lending activities outside of its market area through programs for originating mobile home and automobile loans through a network of dealers. In the second quarter of 2002 Lawrence Federal suspended the origination of indirect mobile home loans and slowed the origination of indirect automobile loans. The consumer loans originated through these indirect lending programs typically have shorter terms and higher yields than mortgage loans. In addition, the origination of shorter term consumer loans will help Lawrence Federal in managing its interest rate risk. However, these indirect lending programs represent a higher risk of credit loss than real estate loans, since the collateral securing these loans may decline in value quickly.

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

     As we have discussed in prior disclosures, the Company has experienced an increase in delinquent loans and non-performing assets. Much of the increase has been related to growing delinquency within the indirect mobile home loan portfolio. In response to this trend, the Company halted the origination of new mobile home loans in the second quarter of 2002, internalized the majority of the collection process involving indirect mobile homes and increased the monthly provision for loan losses. We are also developing multiple outlets for the re-sale of repossessed units.

     The Bank continued to observe deterioration in portions of the loan portfolio, and expensed $150,000 of provision in the first quarter of 2002, $180,000 was expensed in the second quarter of 2002, and $372,000 was expensed in the third quarter of 2002. For the first nine months of 2002 we have expensed total provision for loan losses of $702,000 compared to $180,000 in the first nine months of 2001.

     During the nine month period ended September 30, 2002, the Company had net charge-offs of approximately $823,000, of which $319,000 occurred in the third quarter. To date, we have made progress in clearing out several of the more difficult delinquent loans. At September 30, 2002, the Company had a ratio of Allowance for Loan Loss to gross loans of 1.10% compared to 1.01% at the end of the prior quarter and 0.77% on the same date in 2001.

     On the positive side of the ledger, the Company continues to experience increased net interest income in 2002. We have improved net interest income by $623,000, or 20% during the first nine months of 2002, when compared to the same period in 2001.

--------------------------------------------------------------------------------

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

     Total assets increased $1.4 million, or 1%, to $136.6 million at September 30, 2002 when compared to the balances at December 31, 2001. At September 30, 2002, net loans receivable had decreased $4.7 million, or 5%, when compared to the balances at December 31, 2001. Direct and indirect consumer loans decreased $4.4 million, or 9%, real estate loans decreased by $4.8 million, or 9%, indirect mobile home loans decreased $1.2 million, or 6%, and commercial loans increased $3.8 million, or 355% at September 30, 2002. The allowance for loan losses at September 30, 2002 was $1.1 million. The growth in the commercial loan portfolio was due primarily to the origination of several commercial loan participations with other, local commercial banks. Lawrence Federal's long term investments, held in the form of securities, increased by $574,000, or 5%, when comparing September 30, 2002 balances to December 31, 2001. During the first nine months of 2002 Lawrence Financial's available cash and cash equivalents grew to $17.3 million, an increase of $5.2 million, or 42%. This growth was primarily due to increases in interest bearing deposits.

     Compared to December 31, 2001, total deposits and borrowings increased $2.5 million, or 2%, to $119.3 million and the volume of Federal Home Loan Bank Advances was unchanged at $2 million at September 30, 2002.

     Equity decreased $1.2 million, or 7%, to $14.6 million at September 30, 2002 when compared to December 31, 2001. During the period ended September 30, 2002, treasury stock purchased totaled $1,683,600, retained earnings increased $452,000 as a result of net income for the period, the net unrealized appreciation on securities available-for-sale grew from an unrealized gain of $33,000 to an unrealized gain of $175,000 and $149,000 of cash dividends were paid to shareholders.

Comparison of Operating Results for the Three Month and Nine Month Periods Ending September 30, 2002 and 2001

     General. For the three months ended September 30, Lawrence Financial's net income decreased 70% to $60,000 for 2002 from $198,000 for 2001. For the nine month period ended September 30, Lawrence Financial's net income decreased 24% to $452,000 for 2002 from $598,000 for 2001. Return on average assets was 0.18% and 0.45% for the third quarter and first nine months of 2002, respectively, compared to 0.60% and 0.62% for the same two periods in 2001. Return on average equity was 1.62% and 4.04% for the third quarter and first nine months of 2002, respectively, compared to 5.01% and 5.17% for the same two periods in 2001. Net interest income increased $166,000, or 15%, during the third quarter and $623,000, or 20%, for the nine month period ending September 30. Noninterest income increased $22,000, or 13%, during the third quarter and $74,000, or 16%, for the nine month period ending September 30. Offsetting the increase in net interest was a $300,000 or 417% increase in the provision for loan losses for the quarter ended September 30, and a $522,000 or 290% increase in the provision for loan losses for the nine months ended September 30. Also offsetting the increase in net interest and noninterest income was a $86,000, or 9%, increase in noninterest expense for the quarter ended September 30 and a $403,000, or 16%, increase in noninterest expense for the nine months ended September 30. There are several causes for the increase in non-interest expense. The Company has expensed $126,000 year to date for the Employee Stock Ownership Plan (ESOP) and for restricted stock awards compared to $107,000 during the same period in 2001. The Company has also experienced: increases in salaries and wages paid; the addition of an employee in the loan collection department; increased costs of employee benefits; increased data processing fees; increased costs related to the collection of delinquent mobile home loans; and other non-interest expenses which are related to the growth of the Company's customer base.

     Interest Income. Interest income decreased $248,000, or 10%, for the quarter compared to the same quarter in 2001 and decreased $536,000, or 7%, for the first nine months of 2002 compared to the first nine months of 2001. Interest income on loans decreased $268,000, or 12%, and decreased $627,000, or 9%, for the quarter and nine months ended September 30 respectively. These decreases were primarily a result of a decline in the balance of the loan portfolio and as a result of a decrease in the yield on the portfolio. Interest income on long-term investments increased $33,000, or 26%, for the quarter and increased $153,000, or 45%, for the nine months ended September 30 primarily as a result of a larger average balance being carried by the Company during 2002. The average yield on interest-earning assets declined to 6.95% for the quarter and 7.16% for the nine months ended September 30, 2002, from 7.92% and

--------------------------------------------------------------------------------

8.06% for the same two periods in 2001, as short term, liquid deposits became a higher percentage of interest-earning assets and the yield on overnight investments declined.

     Interest Expense. Interest expense decreased $414,000, or 32%, for the quarter compared to the same quarter in 2001 and decreased $1.2 million, or 29%, for the first nine months of 2002 compared to the first nine months in 2001. The decrease in interest expense for the quarter and nine months ending September 30, 2002, was a direct result of a decline in the rates paid on deposits. Interest paid on Federal Home Loan Bank advances was $30,000 for the quarter and $89,000 through the first nine months of 2002 compared to $30,000 and $93,000 for the same periods in 2001. The average cost of interest-bearing liabilities was 3.01% for the quarter and 3.31% in the first nine months of 2002 compared to 4.56% and 4.83% for the same periods in 2001, primarily as a result of lower market rates on certificates of deposits and a change in the mix of deposits with a higher percentage of deposit dollars being made up from lower cost funding sources.

     Provision for Loan Losses. Activity in the allowance for loan losses (the "Allowance") consists of increases due to monthly provisions for loan losses and decreases for monthly charge offs, net of recoveries. Management analyzes the adequacy of the allowance balance at least quarterly by determining its estimate of probable losses in the loan portfolio and comparing that estimate to the allowance's balance. Management calculates its estimate of probable losses primarily by applying expected loss percentages to classified loans and homogeneous loan categories. The impact of these events are described in more detail below as part of the discussion comparing the second and third quarters of 2002, to the fourth quarter 2001 and to the second quarter 2001 provisions for loan losses.

     The provision for loan losses was $372,000 for the third quarter of 2002 which represents an increase of $300,000, or 417%, over the $72,000 of provision recorded for the same period in 2001. The provision for loan losses was $702,000 for the nine months ended September 30, 2002 compared to $180,000 for the same period in 2001. Through the nine month periods ended September 30, provision increased $522,000, or 290% when comparing 2002 to 2001. The increase in provision was driven, in part, by a shift in the loan portfolio's mix toward more consumer loan balances which, historically, contain more risk of loss to the Bank than loans secured by mortgages. In addition to the change in the mix of the loan portfolio, the Bank has experienced a trend, particularly over the last nine months, showing a deterioration in asset quality evidenced by an increase in total non-performing assets.

     Non-performing assets totaled $1.68 million at September 30, 2002, or 1.23% of assets. Of the $1.68 million in non-performing assets, $930,000 were loans which are 90 days or more past due and still accruing interest and $670,000 were loans in a non-accrual status. Non-performing indirect mobile home loans made up $559,000 of the loans that were 90 days or more past due and still accruing interest and $197,000 of the loans that are carried in a non-accrual status. At June 30, 2002, non-performing assets totaled $1.61 million or 1.20% of assets. Of the $1.61 million $820,000 were loans which are 90 days or more past due and still accruing interest and $726,000 were loans in a non-accrual status. At June 30, 2002, non-performing indirect mobile home loans made up $392,000 of the loans that were 90 days or more past due and still accruing interest and $463,000 of the loans that are carried in a non-accrual status. To facilitate long-term improvement to the quality of the Bank's loan portfolios, the Bank's loan review and collection processes have been enhanced by: the addition of an experienced collection officer in October, 2001; the reorganization of the collection area of the Bank in the first quarter of 2002; and the addition of a Loan Review Officer in the second quarter of 2002. In addition to these improvements the Bank has hired an experienced Certified Public Accountant to implement a full time internal audit department within the Company. The individual charged with this responsibility started with the Bank late in the second quarter of 2002. Management believes that these changes have already served to improve the quality of the information used to analyze the credit risk contained on the balance sheet and the adequacy of the Bank's allowance for loan losses. The bank also believes that these recent investments in personnel will better position the Company for future growth.

     In the June 30, 2002 filing of the Company's Form 10-QSB the Company discussed a commercial real estate loan of approximately $560,000 to a group of local borrowers which was, at that time, 29 days delinquent and, by policy, was not part of the non-performing loan total. During the third quarter of 2002 the Bank refinanced this commercial real estate loan without advancing any additional funds. As part of the transaction, the Bank obtained additional collateral, in

--------------------------------------------------------------------------------
the form of real estate, to improve the Bank's secured position. The Bank will continue to monitor the loan as prescribed by the Bank's Loan Review and Classification Policy

     Allowance for loan losses totaled $1.1 million at September 30, 2002, an increase of $271,000, or 32%, compared to the same date in 2001. At September 30, 2002, Lawrence Federal's allowance for loan losses represented 1.10% of total gross loans and 69% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected. Furthermore, while Lawrence Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Lawrence Federal's loan portfolio, will not request Lawrence Federal to increase its future provisions for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Lawrence Federal's financial condition and results of operations.

     Management continues to monitor closely the risk characteristics of the loan portfolio, local economic conditions and, as stated earlier, will consider these factors when evaluating the appropriate amount of provision and allowance for loan losses. Management believes the company to be adequately reserved at September 30, 2002.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage change from the nine months ended September 30, 2002 to the same period in 2001 and the nine months ending September 30, 2002 to the same period in 2001.

                                          Quarters Ended
                                                                  Dollar   Percentage
                                       09/30/02     09/30/01      Change     Change
                                       --------     --------      ------     ------
        (Dollars in Thousands)
Net securities gains (losses) ......     $  6         $ 13         $ (7)       54%
Service charges ....................      114         $113            1         1%
Other ..............................       69           41           28        68%
                                         ----         ----         ----        --
      Total ........................     $189         $167         $ 22        13%
                                         ====         ====         ====        ==

     Net securities gains recognized for the quarter ended September 30, 2001 were not duplicated in the same period of 2002. The increase in "Other" was primarily due to the increase in various items including an increase in income earned on the cash surrender value of bank owned life insurance.

                                            Nine Months Ended
                                                                  Dollar  Percentage
                                           09/30/02   09/30/01    Change    Change
                                           --------   --------    ------    ------
        (Dollars in Thousands)
Net securities gains (losses) ........       $ 14       $ 13       $ 1        8%
Service charges ......................        331       $314        17        5%
Other ................................        183        127        56       44%
                                             ----       ----       ---       --
      Total ..........................       $528       $454       $74       16%
                                             ====       ====       ===       ==

     Service charges increased during the period as a result of growth in the number of deposit accounts. The increase in "Other" was primarily due to the increase in various items including an increase in income earned on the cash surrender value of bank owned life insurance.

--------------------------------------------------------------------------------

Non-Interest Expense. The following tables show the components of noninterest expense and the dollar and percentage change from the nine months ended September 30, 2002 to the same period in 2001 and the nine months ending September 30, 2002 to the same period in 2001.

                                            Quarters Ended
                                                                 Dollar   Percentage
                                           09/30/02  09/30/01    Change     Change
                                           --------  --------    ------     ------
        (Dollars in Thousands)
Salaries and benefits ..............       $  432       $431       $ 1        1%
Deposit insurance premiums .........           15         13         2       15%
Occupancy and equipment ............          118         83        35       42%
Data processing ....................          135        125        10        8%
Franchise tax ......................           29         23         6       26%
Advertising expense ................           24         22         2        9%
Other ..............................          252        222        30       14%
                                           ------       ----       ---       --
      Total ........................       $1,005       $919       $86        9%
                                           ======       ====       ===       ==

     Non-interest expense increased $86,000, or 9%, for quarter ended September 30, 2002, as compared to the same period in 2001. The Company has also experienced increases in: data processing; printing and supplies; and other non-interest expenses which are related to the growth of the Company's customer base and the daily operation of the Company.

                                        Nine Months Ended
                                                             Dollar   Percentage
                                      09/30/02    09/30/01   Change     Change
                                      --------    --------   ------     ------
        (Dollars in Thousands)
Salaries and benefits ..........       $1,298       $1,176     $122        10%
Deposit insurance premiums .....           72           23       49       213%
Occupancy and equipment ........          285          249       36        14%
Data processing ................          401          363       38        10%
Franchise tax ..................           94           73       21        29%
Advertising expense ............           80           64       16        25%
Other ..........................          737          616      121        20%
                                       ------       ------     ----       ---
      Total ....................       $2,967       $2,564     $403        16%
                                       ======       ======     ====       ===

     Non-interest expense increased $403,000, or 16%, for the nine months ended September 30, 2002, as compared to the same period in 2001. The increase in salaries and benefits for the nine months ended September 30, 2002 compared to the same period in 2001 reflects the following increases: an increase of $96,000 in salary and wage expense; an increase of $19,000 in expense for the Employee Stock Ownership Program (ESOP) and for restricted stock awards; as well as other changes to components of the "Salaries and benefits" line item. The increase in the deposit insurance premiums was due to the increase in the average balance of the Bank's deposit base. The Company has also experienced increases in: data processing; printing and supplies; and other non-interest expenses which are related to the growth of the Company's customer base and the daily operation of the Company.

     Income Tax Expense. The provision for income tax was $34,000 for the three months ended September 30, 2002, compared to $200,000 in the same period for 2001 and $200,000 for the nine months ended September 30, 2002, compared to $282,000 in the same period for 2001. The provision decreased as a result of lower taxable income. The effective tax rate for the quarter ended September 30, 2002 was 36.0% compared with 32.0% for the same period in 2001 and for the nine months ended September 30, 2002 was 30.7% compared with 32.0% for the same period in 2001.

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

                                       -----------------------------------------------------------------------------------------
                                                                   Nine months ended September 30,
                                       -----------------------------------------------------------------------------------------
                                                        2002                                             2001
                                       ---------------------------------------          ----------------------------------------
       (Dollars in Thousands)                                        Average                                          Average
                                        Average                      Yield/              Average                       Yield/
                                        Balance       Interest        Rate               Balance       Interest         Rate
                                       -----------   ------------   ----------          -----------   -----------    -----------
Interest-earning assets:
   Loans (1) ..........................  103,125         6,109       7.89%                107,382         6,736         8.37%
   Securities (2) .....................   12,062           494       5.46%                  7,211           341         6.30%
   Short term investments .............    9,403            90       1.28%                  5,151           152         3.95%
                                         -------         -----                            -------         -----

   Total interest-earning assets ......  124,590         6,693       7.16%                119,744         7,229         8.06%
Non-interest-earning assets ...........    9,228                                            9,674
                                         -------                                          -------
         Total assets .................  133,818                                          129,418
                                         =======                                          =======

Interest-bearing liabilities:
   Deposits:
      Passbook accounts ...............   27,586           443       2.14%                 19,971           429         2.87%
      Money market accounts ...........      992            19       2.56%                    811            18         2.93%
      NOW accounts ....................   15,448           151       1.30%                 13,174           217         2.20%
      Certificates of deposit .........   71,214         2,199       4.12%                 76,467         3,302         5.77%
                                         -------         -----                            -------         -----
         Total deposits ...............  115,240         2,812       3.26%                110,423         3,966         4.81%
   FHLB advances ......................    2,000            88       5.91%                  2,086            93         5.97%
                                         -------         -----                            -------         -----
         Total interest-bearing
            liabilities ...............  117,240         2,900       3.31%                112,509         4,059         4.83%
Non-interest-bearing liabilities ......    1,595                                            1,450
                                         -------                                          -------
         Total liabilities ............  118,835                                          113,959
Total retained earnings ...............   14,983                                           15,459
                                         -------                                          -------
         Total liabilities and retained
            earnings ..................  133,818                                          129,418
                                         =======                                          =======
   Net interest-earning assets ........   14,983                                            7,415
                                         =======                                          =======
   Net interest income/interest
     rate spread (3) ..................                  3,793       3.85%                                3,170         3.23%
                                                         =====                                            =====
   Net interest margin (4) ............                   4.06%                                            3.53%
   Ratio of interest-earning assets
     to interest-bearing liabilities ..   106.27%                                          106.60%


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

--------------------------------------------------------------------------------

Management of Interest Rate Risk and Market Risk Analysis

     Qualitative Aspects of Market Risk. Lawrence Federal's most significant form of market risk is interest rate risk. The principal objectives of Lawrence Federal's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given Lawrence Federal's business strategy, operating environment, capital, liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. Lawrence Federal has an Asset/Liability Committee (ALCO), responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The ALCO is actively involved in reviewing the mix, volume and pricing strategies associated with managing the Bank's balance sheet and interest rate risk. During the first nine months of 2002 management has utilized several internal reports to better analyze the current financial position of the Bank, and the Company, and to identify historic trends in both entities. However, management is aware that the movement of interest rates is an uncertainty which could have a negative impact on the earnings of Lawrence Federal.

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

     Quantitative Aspects of Market Risk. When evaluating interest rate risk Lawrence Federal utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision (the "OTS"), which is supplemented by an internally generated monthly "Rate-Volume-Variance Report". The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at June 30, 2002 (the most recent data available), that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.

                                                           NPV as % of Portfolio
  Change in                Net Portfolio Value                Value of Assets
Interest Rates   -------------------------------------   -----------------------
In Basis Points           (Dollars in thousands)           NPV
 (Rate Shock)    $ Amount     $ Change      % Change       Ratio      Change (1)
---------------  ----------  -----------   -----------   ----------  -----------
     300           13,602       -4,368         -24%       10.17%        -265
     200           15,260       -2,709         -15%       11.21%        -161
     100           16,697       -1,272          -7%       12.08%         -74
   Static          17,969           --          --        12.82%          --
    -100           18,705          736           4%       13.21%          39

(1)  Expressed in basis points.

     The preceding table shows that in the event of a sudden and sustained increase in market interest rates of 200 basis points or more, the net portfolio value of Lawrence Federal would suffer a moderate decrease.

     The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on


--------------------------------------------------------------------------------
certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

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

     Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At September 30, 2002, cash and short-term investments totaled $17.3 million. Securities classified as available-for-sale totaled $11.6 million at September 30, 2002.

     Funding is obtained primarily from activity involving deposit accounts and Federal Home Loan Bank advances. In the first nine months of 2002 Lawrence Federal experienced a net increase in total deposits of $2.5 million compared to an increase of $12.4 million for the same period in 2001. In addition, at September 30, 2002, Lawrence Federal had the ability to borrow a total of approximately $15.0 million from the Federal Home Loan Bank of Cincinnati through the use of an existing Cash Management Advance agreement. On that date, Lawrence Federal had long term advances outstanding of $2 million. On the same date in 2001, Federal Home Loan Bank advances were at $2 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits.

     Lawrence Federal is subject to various regulatory capital requirements administered by the Office of Thrift Supervision including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2002, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See the table on page nine (9) of this filing for more detail regarding the Bank's capital position.

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

--------------------------------------------------------------------------------

ITEM  3

                             Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

--------------------------------------------------------------------------------

                        Lawrence Financial Holdings, Inc.
                                   Form 10-QSB

                        Quarter ended September 30, 2002

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

Item 5-    Other Information:

           There are no items to be reported under this item.

Item 6-    Exhibits and Reports on Form 8-K:

           (a)  Exhibits -

               99.1 - Certification pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002
               - RobRoy Walters -- Chief Financial Officer

               99.2 - Certification pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002
               - Jack L. Blair -- Chief Executive Officer

           (b)  Reports on Form 8-K.

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

--------------------------------------------------------------------------------

Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Lawrence Financial Holdings, Inc.


Date: November 13, 2002                  /s/ Jack L. Blair
     ------------------------------      ---------------------------------------
                                         Jack L. Blair
                                         President and Chief Executive Officer

Date: November 13, 2002                  /s/ RobRoy Walters
     ------------------------------      ---------------------------------------
                                         RobRoy Walters
                                         Senior Vice President and
                                         Chief Financial Officer

--------------------------------------------------------------------------------

                                 CERTIFICATIONS

I, RobRoy Walters, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lawrence Financial Holdings, Inc;

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                  /s/ RobRoy Walters
     ------------------------------      ---------------------------------------
                                         RobRoy Walters
                                         Chief Financial Officer

--------------------------------------------------------------------------------

I, Jack Blair, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lawrence Financial Holdings, Inc;

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                   /s/ Jack Blair
     ------------------------------       --------------------------------------
                                          Jack Blair
                                          Chief Executive Officer

--------------------------------------------------------------------------------