Form 10KSB
period 2002-12-31
LAWRENCE FINANCIAL HOLDINGS INC
filed 2003-03-19
CIK 1121577

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended December 31, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ to __________

                         Commission File Number: 0-31847

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                 (Name of small business issuer in its charter)

--------------------------------------------------------------------------------
                Maryland                                  31-1724442
    (state or other jurisdiction               (IRS employer identification no.)
  of incorporation or organization)
--------------------------------------------------------------------------------
 311 South Fifth Street, Ironton, Ohio                      45638
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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The issuer's gross revenues for the fiscal year ended December 31, 2002 were $9,508,000.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $12,556,113 based upon the average of the bid and asked price ($18.53 per share) as quoted on the OTC-Bulletin Board on February 28, 2003. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

      The number of shares outstanding of the registrant's common stock as of February 28, 2003 was 677,610.

      Documents incorporated by reference: Portions of the proxy statement for the 2003 annual meeting of stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-KSB.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      INDEX

                                     Part I
                                                                            Page

Item 1.  Description of Business ...........................................   3
Item 2.  Description of Property ...........................................  29
Item 3.  Legal Proceedings .................................................  30
Item 4.  Submission of Matters to a Vote of Security Holders ...............  30

                                    Part II

Item 5.  Market for Common Equity and Related Stockholder Matters ..........  30
Item 6.  Management's Discussion and Analysis ..............................  31
Item 7.  Financial Statements ..............................................  41
Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ............................................  41

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act ...............  41
Item 10. Executive Compensation ............................................  42
Item 11. Security Ownership of Certain Beneficial Owners and Management ....  43
Item 12. Certain Relationships and Related Transactions ....................  43
Item 13. Exhibits, List and Reports on Form 8-K ............................  44
Item 14. Controls and Procedures ...........................................  45

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

                                     PART I

Item 1. Description of Business

General

      Lawrence Financial Holdings, Inc., headquartered in Ironton, Ohio, was organized as a Maryland business corporation in August 2000 to become the holding company for Lawrence Federal Savings Bank in connection with the conversion of Lawrence Federal from mutual to stock form of ownership. The conversion was completed on December 28, 2000. As a result of the conversion, Lawrence Federal is a wholly owned subsidiary of Lawrence Financial and all of the issued and outstanding capital stock of Lawrence Federal is owned by Lawrence Financial.

      Lawrence Federal operates as a community-oriented financial institution, specializing in the acceptance of retail deposits from the general public in the areas surrounding its five full-service banking offices and using those funds, together with funds generated from operations and borrowings, to originate loans. The principal lending activity of Lawrence Federal is the origination of mortgage loans for the purpose of purchasing or refinancing one- to four-family residential property. Lawrence Federal also originates a variety of consumer loans and multi-family and commercial real estate loans. Lawrence Federal originates loans primarily for long-term investment purposes. Lawrence Federal's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investments. Lawrence Federal's primary sources of funds are deposits, principal and interest payments on loans and investments and advances from the Federal Home Loan Bank of Cincinnati.

Market Area

      Lawrence Federal conducts business in southern Ohio from five full-service offices. Lawrence Federal's main office is in Ironton, Ohio. Ironton is in Lawrence County, which is the southernmost county in Ohio. Located on the Ohio River in the heart of the tri-state area of Ohio, Kentucky and West Virginia, Ironton is the county seat of Lawrence County. Four of Lawrence Federal's branch offices are also in Lawrence County and the fifth is in adjacent Scioto County. Lawrence and Scioto Counties, Ohio constitute Lawrence

Federal's primary market area. Lawrence Federal also serves depositors and borrowers in Greenup and Boyd Counties, Kentucky and Cabell and Wayne Counties, West Virginia.

      Lawrence Federal's market area is predominantly rural. The largest employment sectors in this area are services, wholesale retail sales and manufacturing. Lawrence Federal's market area has a lower per capita median household income when compared to Ohio and the United States. While the economy in Lawrence County has been stable over the last year and a half, plant closings in 2000 and 2001 have resulted in job losses. Over the past several years, unemployment in Lawrence County has been greater than the state and national rate.

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

Lending Activities

      General. Lawrence Federal's loan portfolio primarily consists of one- to four-family mortgage loans, a variety of consumer loans and mobile home loans. To a lesser degree, Lawrence Federal's loan portfolio includes multi-family and commercial real estate loans.

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

                                                  -------------------------------------------------------
                                                                      At December 31,
                                                  -------------------------------------------------------
                                                            2002                           2001
                                                  -------------------------------------------------------
                                                                   Percent                       Percent
                                                  Amount           of Total      Amount          of Total
                                                  ------           --------       ------         --------
                                                                  (Dollars in thousands)
Real estate loans:
   One- to four-family ......................     $43,967            46.3        $46,423            45.7
   Multi-family and commercial ..............      10,166            10.7          9,537             8.6
                                                  -------           -----       --------           -----
      Total real estate loans ...............      54,133            57.0         55,960            54.3
Consumer loans:
   Automobile ...............................      18,742            19.7         21,476            20.8
   Other ....................................       6,857             7.2          8,744             8.5
                                                  -------           -----       --------           -----
      Total consumer loans ..................      25,599            26.9         30,220            29.3
                                                  -------           -----       --------           -----
Mobile home loans ...........................      15,193            16.1         16,904            16.4
                                                  -------           -----       --------           -----
      Total loans ...........................      94,925           100.0        103,084           100.0
                                                                    =====                          =====
Less:
   Net deferred loan origination costs ......       2,643                          3,166
   Allowance for loan losses ................      (1,111)                        (1,232)
                                                  -------                       --------
   Total loans, net .........................     $96,457                       $105,018
                                                  =======                       ========

      The following table presents certain information at December 31, 2002 regarding the dollar amount of loans maturing in Lawrence Federal's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

                                                 ------------------------------------------------
                                                                At December 31, 2002
                                                 ------------------------------------------------
                                                               Multi-
                                                 One- to     Family and       Consumer
                                                  Four-      Commercial           &         Total
                                                 Family      Real Estate     Mobile Home    Loans
                                                 ------      -----------     -----------    -----
                                                                   (In thousands)
Amounts due in:
   One year or less .........................       $365          $134          $1,135      $1,634
   After one year:
   More than one year to three years ........         81            --           6,753       6,834
   More than three years to five years ......        162           146          12,382      12,690
   More than five years to 10 years .........      4,535           952           5,320      10,807
   More than 10 years to 15 years ...........     10,685         2,180           7,566      20,431
   More than 15 years .......................     28,139         6,754           7,636      42,529
                                                 -------       -------         -------     -------
      Total amount due ......................    $43,967       $10,166         $40,792     $94,925
                                                 =======       =======         =======     =======

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

      The following table sets forth, at December 31, 2002, the dollar amount of loans contractually due after December 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

                                               ---------------------------------
                                                  Due After December 31, 2003
                                               ---------------------------------
                                                Fixed     Adjustable      Total
                                                -----     ----------      -----
                                                        (In thousands)
Real estate loans:
   One- to four-family ..................      $29,916      $13,686      $43,602
   Multi-family and commercial ..........        5,975        3,206        9,181
   Other ................................          104          747          851
                                               -------      -------      -------
      Total real estate loans ...........       35,995       17,639       53,634
Consumer and mobile home loans ..........       36,030        3,627       39,657
                                               -------      -------      -------
      Total loans .......................      $72,025      $21,266      $93,291
                                               =======      =======      =======

      One- to Four-Family Real Estate Loans. Lawrence Federal's primary lending activity is the origination of loans secured by one- to four-family residences located in its market area. Lawrence Federal offers one-year adjustable-rate mortgage loans and fixed-rate mortgage loans. Historically, Lawrence Federal has found that borrowers in its market area have a preference for fixed-rate mortgage loans. At December 31, 2002, approximately 65% of Lawrence Federal's residential mortgage loans had fixed interest rates and 35% had adjustable interest rates.

      Lawrence Federal offers fixed-rate loans with terms up to 20 years, although most loans have terms of 20 years or less. Lawrence Federal's adjustable-rate mortgage loans are based on an amortization schedule of up to 30 years. The loan fees charged, interest rates and other provisions of Lawrence Federal's mortgage loans are determined by Lawrence Federal on the basis of its own pricing criteria and market conditions. Interest rates and payments on Lawrence Federal's adjustable-rate mortgage loans are adjusted annually based on the Federal Housing Finance Board's national average mortgage contract rate for major lenders on the purchase of previously occupied homes. The maximum amount by which the interest rate may be increased or decreased on Lawrence Federal's adjustable-rate mortgage loans is generally 1% per year and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. Lawrence Federal qualifies the borrower based on the borrower's ability to repay the loan based on the current index rate plus the applicable margin. Lawrence Federal's adjustable-rate mortgage loans typically include a prepayment penalty if the loan is paid off within three years. The terms and conditions of the adjustable-rate mortgage loans offered by Lawrence Federal, including the index for interest rates, may vary from time to time.

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

      At December 31, 2002, Lawrence Federal's commercial real estate loans were secured by a variety of properties, including retail and small office properties, hotels and churches. At December 31, 2002, Lawrence Federal's largest commercial real estate loan had an outstanding balance of $633,000. The loan is secured by a real estate mortgage and personal guarantees. At December 31, 2002, this loan was performing according to its original terms.

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

      Mobile Home Loans. Since 1976, Lawrence Federal has originated mobile home loans through Lanco Services, Inc., a company that specializes in mobile home lending. Increasing delinquency trends and an overall decline in the market for the resale of used mobile homes lead Lawrence Federal to cease originating direct and indirect mobile home loans in April, 2002. Except for the few loans that were in-process during April, and the refinancing of distressed units to qualified borrowers, Lawrence Federal did not originate mobile home loans in the last eight months of 2002. There are currently no plans to restart the mobile home lending program in 2003.

      Prior to April, 2002 Lanco Services assembled the required loan documents and provided them to Lawrence Federal for review. Lawrence Federal had the opportunity to accept or reject each loan. Lawrence Federal generally financed up to a maximum of 95% of the purchase price of new mobile home units and up to a maximum of 80% of the market value of used mobile home units. Lawrence Federal required that the borrower surrender the title to the mobile home unit during the term of the loan and also required homeowner's insurance on the unit at least equal to the amount financed. Lawrence Federal's mobile home loans, which were made to borrowers in Kentucky, Ohio and Indiana, have terms ranging from five to 20 years and have either fixed or adjustable interest rates. At December 31, 2002, Lawrence Federal had 698 mobile home loans, the average size of which was $24,609.

      Mobile home lending generally entails greater risk than traditional residential mortgage lending. Loans secured by mobile homes involve more credit risk than mortgage loans because of the type and nature of the collateral, which depreciates over time, and because mobile home borrowers tend to have lower incomes than Lawrence Federal's residential mortgage borrowers. In many cases, any repossessed collateral for a defaulted mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation or improper repair and maintenance of the underlying asset. When Lawrence Federal stopped originating mobile home loans in April, 2002 it increased the staff of the collection area and changed the role of Lanco Services in the collection process. Lanco Services continues to provide valuable assistance with collection efforts but Lawrence Federal's collection area has assumed the lead in the collection process. The expansion of the internal collection process and a more aggressive approach to pursuing repayment of delinquencies related to the mobile home portfolio have generated additional expenses to Lawrence Federal including, but not limited to, salaries and benefits, legal fees, and expenses related to the relocation and sale of a distressed unit.

      Consumer Loans. Lawrence Federal offers a variety of consumer loans, including automobile loans, other secured loans, home equity credit lines, second mortgage loans, and unsecured personal loans. Lawrence Federal sold its credit card portfolio in November 2002.

      Lawrence Federal offers fixed-rate automobile loans with terms of up to 72 months. Loan-to-value ratios and maximum loan terms vary depending on the age of the vehicle. Lawrence Federal originates automobile loans through approximately 15 automobile dealers in southern Ohio, western West Virginia and northeastern Kentucky. These dealers provide Lawrence Federal applications to finance new and used vehicles sold by their dealerships. Lawrence Federal has the opportunity to accept or reject each loan. Generally, Lawrence Federal makes automobile loans only to borrowers who have higher credit ratings. Lawrence Federal does not make automobile loans that would be considered "sub-prime." Lawrence Federal pays a fee to the automobile dealer based on the interest rate on the loan. This fee, or dealer reserve, is deposited into an account at Lawrence Federal and paid to the dealer monthly. If a loan is paid off or charged off within a specified time period, Lawrence Federal is credited with a portion of the dealer reserve, which it may withhold from the dealer's account or credit against future payments to the dealer. At December 31, 2002, Lawrence Federal held $14.5 million of indirect auto loans.

      Lawrence Federal also originates consumer loans secured by boats, motorcycles, campers, motor homes and other recreational vehicles. These loans have fixed interest rates and terms of up to five years. At December 31, 2002, Lawrence Federal had $7.9 million of such loans.

      Lawrence Federal offers home equity lines of credit and second mortgage loans. At December 31, 2002, these loans totaled $1.7 million. The underwriting standards applicable to these loans generally are the same as for one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 89% of the appraised value of the property.

      Lawrence Federal makes unsecured personal loans in amounts generally not in excess of $10,000. Lawrence Federal also provides overdraft protection on checking accounts. At December 31, 2002, unsecured loans totaled $709,000.

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

      Loans to One Borrower. The maximum amount that Lawrence Federal may lend to one borrower is limited by regulation. At December 31, 2002, Lawrence Federal's regulatory limit on loans to one borrower was $1.95 million. At that date, Lawrence Federal's largest amount of loans to one borrower, including the borrower's related interests, was approximately $1.1 million and consisted of commercial and residential real estate loans. These loans were performing according to their original terms at December 31, 2002.

      Loan Originations, Purchases and Sales. Lawrence Federal's lending activities are conducted by its employees operating through Lawrence Federal's offices. Except in connection with its indirect automobile lending, Lawrence Federal relies on advertising, referrals from realtors and customers, and personal contact by Lawrence Federal's staff to generate loan originations. Lawrence Federal occasionally purchases participation interests in commercial mortgage loans through other financial institutions in its market area. Lawrence Federal's ability to originate adjustable-rate and fixed-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

      The following table presents activity in the loan portfolio during the periods indicated.

                                                      --------------------------
                                                        Year Ended December 31,
                                                      --------------------------
                                                         2002             2001
                                                      ---------         --------
                                                            (In thousands)

Loans at beginning of period ..................        $103,084         $103,035
  Originations:
    Real estate loans:
     One- to four-family ......................          10,981           10,373
     Multi-family and commercial ..............           4,182            3,426
                                                      ---------        ---------
       Total real estate loans ................          15,163           13,799
    Consumer:
     Automobile ...............................           7,976           13,754
     Other ....................................           7,516            6,324
    Mobile home ...............................           2,183            4,137
                                                      ---------        ---------
       Total loans originated .................          32,838           38,014

Participation loans purchased .................           1,950               --
Deduct:
    Principal loan repayments
     and prepayments ..........................          40,801           37,965
                                                      ---------        ---------
    Transfers to REO ..........................             196               --
       Sub-total ..............................          40,997           37,965
                                                      ---------        ---------
Net loan activity .............................          (8,159)              49
                                                      ---------        ---------
    Loans at end of period ....................         $94,925         $103,084
                                                      =========        =========

      Nonperforming Assets and Delinquencies. The following table presents information with respect to Lawrence Federal's nonperforming assets at the dates indicated.

                                                    --------------------------
                                                          At December 31,
                                                    --------------------------
                                                       2002             2001
                                                    ---------         --------
                                                      (Dollars in thousands)

Accruing loans past due 90 days or more:
   One- to four-family real estate ............          $225              $--
   Multi-family and commercial real estate ....             5               --
   Automobile .................................            11              174
   Other consumer .............................           210               53
   Mobile home ................................           960              291
                                                       ------           ------
     Total ....................................         1,411              518
Nonaccruing loans:
   One- to four-family real estate ............           239              160
   Multi-family and commercial real estate ....            --               --
   Automobile .................................           102              131
   Other consumer .............................            10               32
   Mobile home ................................           180              429
                                                       ------           ------
     Total ....................................           531              752
Real estate owned (REO) .......................           151               31
Other repossessed assets ......................            --               --
                                                       ------           ------
     Total nonperforming assets ...............         2,093            1,301
Troubled debt restructurings ..................            --               --
                                                       ------           ------
Troubled debt restructurings and
   total nonperforming assets .................        $2,093           $1,301
                                                       ======           ======
Total nonperforming loans and
   troubled debt restructurings as a
   percentage of total loans ..................          2.20%            1.20%
Total nonperforming assets and
   troubled debt restructurings as a
   percentage of total assets .................          1.56%            0.95%

      Interest income that would have been recorded for the year ended December 31, 2002 had nonaccruing loans been current according to their original terms amounted to approximately $12,000. No interest related to these loans was included in interest income for the year ended December 31, 2002.

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

      The following table sets forth the delinquencies in Lawrence Federal's loan portfolio as of the dates indicated.

                                                    At December 31, 2002                           At December 31, 2001
                                         -----------------------------------------      ------------------------------------------
                                             60-89 Days           90 Days or More          60-89 Days            90 Days or More
                                         ------------------     ------------------      ------------------      ------------------
                                                  Principal                                      Principal
                                         Number    Balance      Number   Principal      Number    Balance       Number   Principal
                                           of        of          of       Balance        of         of           of       Balance
                                         Loans     Loans        Loans    of Loans       Loans      Loans        Loans    of Loans
                                         -----     -----        -----    --------       -----      -----        -----    --------
                                                                         (Dollars in thousands)
Real estate loans:
   One- to four-family ............        16       $695           8        $464          13        $395           6        $160
   Multi-family and commercial ....         1        167          --          --           1         225          --          --
   Other ..........................        --         --          --          --          --          --          --          --
Consumer loans:
   Automobile .....................        13        110          29         274          14         167          29         305
   Other ..........................         6         12          15          62          29          82          27          85
Mobile home loans .................        18        416          54       1,170          25         537          33         720
                                         ----     ------                  ------      ------      ------      ------      ------
      Total .......................        54     $1,400         106      $1,970          82      $1,406          95      $1,270
                                         ====     ======                  ======      ======      ======      ======      ======
Delinquent loans to total gross
  loans ...........................                 1.44%                   2.02%                   1.32%                   1.20%

      Real Estate Owned. Real estate acquired by Lawrence Federal as a result of foreclosure or by deed- in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. At December 31, 2002, Lawrence Federal had $151,000 in real estate owned.

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

      Allowance for Loan Losses. In originating loans, Lawrence Federal recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. Lawrence Federal maintains an allowance for loan losses to absorb losses incurred in the loan portfolio. The allowance for loan losses represents management's estimate of probable and incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, probable and estimable losses, information about specific borrower situations and estimated collateral values, economic conditions and other factors.

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

      At December 31, 2002, Lawrence Federal's allowance for loan losses represented 1.14% of total gross loans and 53.08% of nonperforming loans. Non-performing assets were $2.1 million at December 31, 2002, an increase of $792,000, or 61%, compared to December 31, 2001. The increase in non-performing indirect mobile home loans accounted for $420,000, or 53%, of the aforementioned increase in total non-performing assets. During the last half of 2001 and continuing through 2002 a gradual increase in the volume of non-performing indirect mobile home loans occurred. At year end 2002 the volume of indirect mobile home loans 90 to 119 days delinquent increased by $312,000, from $131,000 at September 30, 2002 to $443,000 at December 31, 2002. Historically, significant increases have occurred during the months of November, December and January due to the holiday season. These historic increases in delinquency have also been followed by reductions in delinquency volumes occurring in February, March and April.

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

      Management continues to monitor closely the risk characteristics of the loan portfolio, local economic conditions and, as stated earlier, will consider these factors when evaluating the appropriate amount of provision and allowance for loan losses. Management believes the company to be adequately reserved at December 31, 2002.

      The following table represents an analysis of Lawrence Federal's allowance for loan losses. When comparing fiscal year 2002 to 2001 an increase in charged-off loans occurred in all three loan categories, with the largest increase, $644,000, occurring in charge-offs related to indirect mobile homes. Lawrence Federal increased provision for loan loss expense in 2001 and again in 2002 to keep pace with current and projected charge-off experiences. Total provision for loan losses taken in years 2001 and 2002 was $1.6 million and total net charge-offs taken during the same two year period equaled $1.3 million. The result is a net increase in allowance for loan losses of $336,000 from January 01, 2001 to December 31, 2002.

      The following table presents an analysis of Lawrence Federal's allowance for loan losses.

                                                        Year Ended December 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
                                                        (Dollars in Thousands)
                                                        -----------------------

Allowance for loan losses, beginning of year ........    $1,232          $775
Charged-off loans:
   Real estate ......................................       (79)          (31)
   Consumer .........................................      (383)         (219)
   Mobile home ......................................      (644)           --
                                                         ------        ------
      Total charged-off loans .......................    (1,106)         (250)
Recoveries on loans previously charged off:
   Real estate ......................................        --            --
   Consumer .........................................        24            14
   Mobile home ......................................        34            --
                                                         ------        ------
      Total recoveries ..............................        58            14
                                                         ------        ------
Net loans charged-off ...............................    (1,048)         (236)
Provision for loan losses ...........................       927           693
                                                         ------        ------

Allowance for loan losses, end of period ............    $1,111        $1,232
                                                         ======        ======

Net loans charged-off to average loans ..............      1.10%         0.22%
Allowance for loan losses to total loans ............      1.14%         1.16%
Allowance for loan losses to nonperforming loans and
   troubled debt restructuring ......................     53.08%        96.93%

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

                                                          At December 31,
                        ----------------------------------------------------------------------------------------
                                           2002                                        2001
                        ------------------------------------------- --------------------------------------------
                                       Percent of       Percent                     Percent of       Percent
                                       Allowance       of Loans                    Allowance in      of Loans
                                        in Each         in Each                        Each          in Each
                                      Category to      Category                     Category to      Category
                                         Total         to Total                        Total         to Total
                          Amount       Allowance         Loans         Amount        Allowance        Loans
                        ---------     -----------     ----------     ----------    ------------     ----------
                                                        (Dollars in thousands)
Real estate ..........     $120           10.8            57.1           $249           20.2           54.3
Consumer .............      362           32.6            26.9            311           25.2           29.3
Mobile home ..........      629           56.6            16.0            672           54.6           16.4
Unallocated ..........       --             --             N/A             --             --            N/A
   Total allowance
     for loan losses..   $1,111          100.0                         $1,232          100.0
                         ======          =====                         ======          =====

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

      The investment portfolio consists primarily of debt issues. It is the current practice of Lawrence Federal to invest in debt securities with maturities of twenty years or less issued by the United States Treasury,

United States government agencies, or state and municipal governments. All of the securities in the portfolio carry market risk, insofar as increases in market interest rates may cause a decrease in market value.

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

      At December 31, 2002, Lawrence Federal did not own any securities, other than U.S. Government, agency securities and state or municipal government, that had an aggregate book value in excess of 10% of Lawrence Federal's retained earnings at that date.

      The following table presents the amortized cost and fair value of Lawrence Federal's securities at the dates indicated.

                                                               At December 31,
                                                    --------------------------------------
                                                           2002                2001
                                                    ------------------  ------------------
                                                    Amortized    Fair   Amortized    Fair
                                                       Cost     Value      Cost     Value
                                                    ---------  -------  ---------  -------
                                                                (In thousands)
Obligations of State and Political Subdivisions ..    $1,646    $1,644   $    --   $    --
Obligations of U.S. government agencies ..........     4,754     4,910     9,988    10,037
Mortgage backed securities .......................     7,568     7,638        --        --
Other Securities .................................        --        --     1,008     1,009
                                                     -------   -------   -------   -------

    Total ........................................   $13,968   $14,192   $10,996   $11,046
                                                     =======   =======   =======   =======

      The following presents the activity in the securities portfolio for the periods indicated.

                                                                Year Ended December 31,
                                                                ------------------------
                                                                    2002         2001
                                                                ------------  ----------
                                                                      (In thousands)
                                                                ------------------------
Investment securities, beginning of period .................     $11,046       $6,431
Purchases:
   Investment securities - available-for-sale ..............      14,398       11,483
Sales:
   Investment securities - available-for-sale ..............      (7,557)      (3,782)
Calls and maturities:
   Investment securities - available-for-sale ..............      (3,863)      (3,219)
(Amortization) accretion of premium/discount ...............          (6)          (6)
Increase (decrease) in unrealized appreciation/depreciation          174          139
                                                                 -------      -------
     Net increase (decrease) in investment securities ......       3,146        4,615
                                                                 -------      -------
Investment securities, end of period .......................     $14,192      $11,046
                                                                 =======      =======

      The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of Lawrence Federal's debt securities as of December 31, 2002.

                                                                    At December 31, 2002
                          ----------------------------------------------------------------------------------------------------------
                                                More than One Year      More than Five
                           One Year or Less      to Five Years        Years to Ten Years    More than Ten Years        Total
                          -------------------  --------------------   -------------------   -------------------  -------------------
                                     Weighted              Weighted              Weighted             Weighted             Weighted
                          Amortized  Average   Amortized   Average    Amortized  Average   Amortized  Average   Amortized  Average
                            Cost      Yield      Cost       Yield       Cost      Yield       Cost     Yield       Cost     Yield
                          ---------  -------   ---------   -------    ---------  -------   ---------  -------   ---------  -------
                                                                   (Dollars in thousands)
Obligations of U.S. ......
  Government agencies ....    --         --    $2,504        5.22%      $2,250      6.49%        --        --     $4,754     5.83%
Obligations of State and
  Political Subdivisions .    --         --        --          --           --        --     $1,646      4.42%     1,646     4.42%
Mortgage backed securities    --         --        --          --           --        --      7,568      5.34      7,568     5.34%
                            ----       ----    ------        ----       ------      ----     ------      ----    -------     ----
   Total debt securities
   at fair value .........    --         --    $2,504        5.22%      $2,250      6.49%    $9,214      5.18%   $13,968     5.39%
                            ====       ====    ======        ====       ======      ====     ======      ====    =======     ====

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

      Lawrence Federal believes it is competitive in the interest rates it offers on its deposit products. Lawrence Federal determines the rates paid based on a number of factors, including rates paid by competitors, Lawrence Federal's need for funds and cost of funds, borrowing costs and movements of market interest rates. Lawrence Federal does not utilize brokers to obtain deposits and at December 31, 2002 had no brokered deposits.

      The following table shows the composition of Lawrence Federal's deposit accounts at the dates indicated.

                                                             At December 31
                                                       -------------------------
                                                         2002             2001
                                                       --------         --------
                                                             (In thousands)

Noninterest-bearing accounts .................           $1,996           $1,465
Passbook accounts ............................           33,711           22,210
Money market accounts ........................           14,963           14,114
Certificates of deposit ......................           68,256           79,007
                                                       --------         --------
  Total deposits .............................         $118,926         $116,796
                                                       ========         ========

      The following table presents the deposit activity of Lawrence Federal for the periods indicated:

                                                        Year Ended December 31,
                                                       -------------------------
                                                         2002             2001
                                                       --------         --------
                                                            (In thousands)

Beginning balance ............................         $116,796         $103,107
Increase (decrease) before interest credited .           (1,501)           8,507
Interest credited ............................            3,631            5,182
                                                       --------         --------
Net increase .................................            2,130           13,689
                                                       --------         --------
  Ending balance .............................         $118,926         $116,796
                                                       ========         ========

      At December 31, 2002, Lawrence Federal had $17.7 million in certificates of deposit with principal balances of $100,000 or more maturing as follows:

                                                                      Weighted
             Maturity Period                        Amount          Average Rate
----------------------------------------------     -------          ------------
                                                     (Dollars in thousands)

Three months or less .........................        $340             3.76%
Over 3 through 6 months ......................       1,578             3.04%
Over 6 through 12 months .....................      10,653             2.93%
Over 12 months ...............................       5,162             3.36%
                                                   -------
   Total .....................................     $17,733             3.08%
                                                   =======

      Borrowings. Lawrence Federal has the ability to use advances from the Federal Home Loan Bank of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Cincinnati functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Cincinnati, Lawrence Federal is required to own capital stock in the Federal Home Loan Bank of Cincinnati and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2002, Lawrence Federal had arranged the ability to borrow a total of approximately $15 million from the Federal Home Loan Bank of Cincinnati.

      The following table presents certain information regarding Lawrence Federal's borrowed funds at or for the periods ended on the dates indicated:

                                                        -----------------------
                                                        Year Ended December 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
                                                        (Dollars in thousands)

FHLB advances:
   Average balance outstanding ........................  $1,973         $2,065
   Maximum amount outstanding at any month-end
      during the period ...............................   2,000          2,000
   Balance outstanding at end of period ...............      --          2,000
   Weighted average interest rate during the period ...    5.92%          5.96%
   Weighted average interest rate at end of period ....      --           5.91%

Subsidiaries

      Lawrence Federal has one subsidiary, Lawrence Financial Services Corp. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At December 31, 2002, Lawrence Federal's equity investment in its subsidiary was $181,000 or 1.4% of total assets. Lawrence Financial Services Corp. holds real property for investment purposes.

Personnel

      As of December 31, 2002, Lawrence Federal had 43 full-time employees and no part-time employees, none of whom is represented by a collective bargaining unit. Lawrence Federal believes its relationship with its employees is good.

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

      The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier
1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At December 31, 2002, Lawrence Federal met each of its capital requirements.

      The following table presents Lawrence Federal's capital position at December 31, 2002.

                                                                  Capital
                                                             -------------------
                            Actual    Required     Excess     Actual    Required
                            Capital    Capital     Amount    Percent    Percent
                            -------    -------     ------    -------    -------
                                          (Dollars in thousands)

Tangible ................   $12,976     $5,368     $7,608       9.67       4.00
Core (Leverage) .........    12,976      5,368      7,608       9.67       4.00
Risk-based ..............    13,806      7,271      6,535      15.19       8.00

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

      A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2002, Lawrence Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

Federal Home Loan Bank System

      Lawrence Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Lawrence Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Lawrence Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2002 of $614,400.

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $42.1 million: a 10% reserve ratio is applied above $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Lawrence Federal complies with the foregoing requirements.

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

      Legislation enacted several years ago provided that the Bank Insurance Fund and the Savings Association Insurance Fund would have merged on January 01, 1999 if there had been no more savings associations as of that date. Congress did not enact legislation eliminating the savings association charter by that date. Lawrence Federal is unable to predict whether the Savings Association Insurance Fund and Bank Insurance Fund will eventually be merged and what effect, if any, that may have on its business.

                           FEDERAL AND STATE TAXATION

Federal Income Taxation

      General. Lawrence Financial and Lawrence Federal report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to Lawrence Financial and Lawrence Federal in the same manner as to other corporations with some exceptions, including particularly Lawrence Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Lawrence Federal or Lawrence Financial. Lawrence Federal's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1998. For its 2002 year, Lawrence Federal's maximum federal income tax rate was 34%.

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

      The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Lawrence Federal makes a non-dividend distribution to Lawrence Financial, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Lawrence Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

                                                             Net Book Value
                                                              of Property
                                                              or Leasehold
                                       Original Year        Improvements at
 Location                                Acquired          December 31, 2002

Main/Executive Office:                                       (In thousands)

311 South 5th Street
Ironton, Ohio 45638                       1976                    $712

Drive Through Facility:
511 Vernon Street
Ironton, Ohio 45638                       1997                     182

Branch Offices:

401 2nd Avenue
Chesapeake, Ohio 45619                    1960                     155

7510 State Route 7
Proctorville, Ohio 45669                  1993                     137

404 Solida Road
South Point, Ohio 45680                   1975                     149

9000 Ohio River Road
Wheelersburg, Ohio 45694                  1998                     632
                                                                ------

     Total                                                      $1,967
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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Lawrence Financial's common stock began trading on the OTC-Bulletin Board under the symbol "LWFH" on December 29, 2000. The initial offering price was $10.00 per share. As of December 31, 2002, there were 705,110 shares of common stock outstanding and 181 stockholders, excluding persons or entities who hold stock in nominee or "street name."

      The following table shows the high and low sales price and dividends paid on Lawrence Financial's common stock for the periods indicated.

Quarter Ended                                           High          Low      Dividends Paid
-------------                                           ----          ---      --------------
March 31, 2001 .................................       $11.81       $11.06        $   --
June 30, 2001 ..................................        13.00        11.37            --
September 30, 2001 .............................        16.37        12.25            --
December 31, 2001 ..............................        15.50        13.90          0.07
March 31, 2002 .................................        17.80        14.45          0.07
June 30, 2002 ..................................        18.05        16.15          0.07
September 30, 2002 .............................        16.75        14.30          0.07
December 31, 2002 ..............................        16.85        13.75          0.07

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

      Operating Strategy

      Lawrence Financial Holdings, Inc. (Company), through its wholly owned subsidiary Lawrence Federal Savings Bank (Bank), operates as a community-oriented financial institution focused on meeting the financial service needs of consumers in its market area. To accomplish this objective, Lawrence Federal offers a variety of mortgage and consumer loans and retail deposit products. Lawrence Federal has historically extended its lending activities outside of its market area through programs for originating mobile home and automobile loans through a network of dealers. These indirect lending programs have helped Lawrence Federal originate a larger amount of consumer loans, which typically have shorter terms and higher yields than mortgage loans, than the Bank would otherwise be able to originate. In addition, the origination of shorter term consumer loans helps the Company manage it's interest rate risk. However, indirect lending programs may result in greater risk and require careful monitoring by management.

CRITICAL ACCOUNTING POLICIES

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. Lawrence Federal Savings Bank considers the following to be its critical accounting policies: allowance for loan losses. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

Allowance for loan losses

Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loans trends, charge-off experience and other asset quality factors. Provisions for losses on the loan portfolio is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category, with consideration given to loan growth over the preceding twenty four months. Although management uses available information to establish the appropriate level of the allowance for loan and lease losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Lawrence Federal Savings Bank's allowance for loan losses. Such agencies may require Lawrence Federal Savings Bank to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Deferred Income Taxes

Lawrence Federal Savings Bank uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance would be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.

Comparison of Financial Condition at December 31, 2002 and 2001

      During the fiscal year 2002, total assets decreased $888,000, or ..66%, to $134.4 million at December 31, 2002. The decrease in assets in 2002 primarily reflected runoff from the loan portfolio. At December 31, 2002, cash and cash equivalent balances had increased $4.1 million, or 34%, and securities available for sale had increased by $3.1 million, or 29%, when compared to the same date in 2001. During the year ended December 31, 2002, gross loans receivable decreased $8.6 million, or 8.2%. Consumer loans decreased $5.1 million, or 17%, real estate loans decreased $5.5 million, or 10%, and mobile home loans decreased $2.1 million, or 11%. The majority of the decrease in consumer loans is primarily due to reducing the number of indirect automobile loans and indirect mobile home loans originated in 2002, while real estate loans decreased as a result of highly competitive fixed-rate, long-term loans being offered by several regional banks and mortgage brokers. The outstanding balance of mobile home loans has been declining during the year, which reflects the Bank's efforts to reduce the concentration of mobile home loans in the portfolio.

      During 2002, total deposits and borrowings increased $130,000, or 1%, to $118.9 million at December 31, 2002. For the fiscal year 2002, deposits increased $2.1 million, or 2%, and Federal Home Loan Bank advances decreased by $2.0 million.

      Equity decreased $1.0 million, or 6%, during fiscal year 2002 to $14.8 million at December 31, 2002. During the year ending December 31, 2002, treasury stock purchased totaled $1,683,600, retained earnings increased $606,000 as a result of net income while accumulated other comprehensive income increased from an unrealized gain of $33,000 to $148,000, primarily as a result of changes to the securities available-for-sale portfolio arising during the period, and $197,000 of cash dividends were paid to shareholders.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

      General. The Company's net income increased 5% to $606,000 for 2002 from $576,000 for 2001. Return on average assets was 0.45% in 2002 and 0.44% in 2001, and return on average equity was 4.07% in 2002 and 3.70% in 2001. Net interest income increased $643,000, or 15%, while noninterest income, exclusive of sale of securities, increased $46,000, or 7%. The increase in net interest income was primarily the result of an increase of 40 basis points in the Company's net interest margin and an increase of $4.0 million in average earning asset balances during fiscal year 2002. Offsetting the increase in net interest income was a $425,000 or 12% increase in noninterest expense. There are several causes for the increase in non-interest expense. The Company has expensed $177,000 for its Employee Stock Ownership Program (ESOP) and for the stock awards compared to $157,000 during 2001. The Company has also experienced increases in: salaries and wages paid; the addition of an employee in the loan collection department; increased costs of employee benefits; increased data processing fees; increased costs related to the collection of delinquent mobile home loans; and other non-interest expenses related to the growth of the Company's customer base.

      Interest Income. Interest income decreased $915,000, or 10%, in 2002 compared to 2001. Interest income on loans decreased $1.0 million, or 12%, primarily as a result of decreasing interest rates and customers refinancing loans with various local institutions with more favorable rates. Interest income on short term investments decreased $47,000, or 25%. The average yield on interest-earning assets decreased to 6.98% in 2002 from 7.95% in 2001, as short term investments became a greater percentage of the interest-earning asset mix.

      Interest Expense. Interest expense decreased $1.6 million, or 29%, in 2002 compared to 2001. Interest paid on deposits decreased $1.6 million, or 30%, as a result of a reduction of interest rates paid on the average balances of deposits during the year. Interest paid on Federal Home Loan Bank advances was $117,000 in 2002 compared to $123,000 in 2001. The average cost of interest-bearing liabilities decreased 149 basis points to 3.17% in 2002 from 4.66% in 2001, primarily as a result of reduced market rates on certificates of deposit and savings accounts.

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

      The provision for loan losses was $927,000 for 2002 compared to $693,000 for 2001. The provision for 2002 and 2001 reflected management's assessment of probable losses, which is impacted by changes in the composition of the loan portfolio. The increase in provision was driven by the Bank experiencing a trend, particularly over the last twelve months, showing a deterioration in asset quality evidenced by an increase in total non-performing assets. (See pages 13 through 16 of this filing for more information.)

      At December 31, 2002, the Company's allowance for loan losses as a percentage of gross loans outstanding decreased by 2 basis points, to 1.14% from 1.16%, when compared to the same period in 2001. Allowance for loan losses totaled $1.1 million at December 31, 2002, a decrease of $120,000, or 10%, compared to the same date in 2001. The mix of the allowance also changed with the portion allocated to real estate loans decreasing by $129,000, or 52%, the portion of the allowance allocated to consumer loans increasing by $40,000, or 13%, mobile home reserves decreasing by $43,000, or 6%, and commercial reserves increasing by $10,000 or 100%. Management believes that the average balance of outstanding indirect automobile loans will not grow significantly beyond its ending balance at December 31, 2002. Management also believes that the average balance of outstanding indirect mobile home loans will decrease from its ending balance at December 31, 2002.

      While management believes the existing level of reserves is adequate, future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions that may be beyond Lawrence Federal's control.

      Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage change from 2002 to 2001.

                                                             Dollar   Percentage
                                       2002       2001       Change     Change
                                       ----       ----       ------     ------
                                               (Dollars in Thousands)
Net securities gains ..............     $55        $21        $34        162%
Service charges ...................     452        430         22          5
Other .............................     255        231         24         10
                                       ----       ----        ---
   Total ..........................    $762       $682        $80         12
                                       ====       ====        ===

      Net securities gains increased in fiscal year 2002 as Lawrence Federal sold securities at a gain of $55,000 compared to $21,000 in gain reported in the same period of 2001. Service charges increased in 2002 as a result of adjustments to fee schedules. Lawrence Federal will continue to monitor the fee schedules of in-market competitors and adjust our products to reflect current market pricing. Other income consists of increases in the cash surrender value of bank owned life insurance and other miscellaneous items.

Noninterest Expense. The following table shows the components of noninterest expense and the dollar and percentage change from 2002 to 2001.

                                                             Dollar   Percentage
                                            2002     2001    Change     Change
                                            ----     ----    ------     ------
                                                   (Dollars in Thousands)

Salaries and benefits ..................   $1,725   $1,600     $125         8%
Deposit insurance premiums .............       37       37       --        --
Occupancy and equipment ................      371      376       (5)       (1)
Data processing ........................      535      529        6         1
Franchise tax ..........................      127       83       44        53
Advertising expense ....................      110       88       22        25
Other ..................................    1,052      819      233        28
                                           ------   ------     ----
      Total ............................   $3,957   $3,532     $425        12
                                           ======   ======     ====

      Salaries and benefits increased as a result of: normal annual merit increases in salaries, a 27% increase in premiums paid for employee health care insurance; and the recognition of the expense related to employee stock ownership and incentive plans. Making up the bulk of the increase in "Other" are expenses related to the repossession of mobile home units, which accounted for $126,000 of the increase. In addition to this increase, the Company experienced increases in various other expense items.

      Income Tax Expense. The provision for income tax was $270,000 in 2002 compared to $235,000 in 2001. The provision increased as a result of greater taxable income. The effective tax rate for 2002 was 30.8% compared with 29.0% for 2001.

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

                                                    -------------------------------------------------------------------
                                                                          Year ended December 31,
                                                    -------------------------------------------------------------------
                                                                  2002                                2001
                                                    --------------------------------   --------------------------------
                                                                             Average                             Average
                                                    Average                   Yield/   Average                    Yield/
                                                    Balance     Interest       Rate    Balance      Interest       Rate
                                                    -------     --------       ----    -------      --------       ----
                                                                           (Dollars in Thousands)
Interest-earning assets:
    Loans (1) ..................................   $101,737      $7,931        7.80%   $107,231      $8,967        8.36%
    Securities (2) .............................     12,358         671        5.71       8,171         502        6.14
    Interest-bearing deposits ..................     11,355         145        1.28       6,082         192        3.16
                                                   --------      ------                --------      ------
        Total interest-earning assets ..........    125,450       8,747        6.98     121,484       9,661        7.95
Non-interest-earning assets ....................      9,155                               9,775
                                                   --------                            --------
        Total assets ...........................   $134,605                            $131,259
                                                   ========                            ========
Interest-bearing liabilities:
    Deposits:
      Passbook accounts ........................    $29,058         577        1.98     $20,416         548        2.68
      Money market accounts ....................      1,001          23        2.29         786          25        3.18
      NOW accounts .............................     15,449         194        1.25      13,335         288        2.16
      Certificates of deposit ..................     70,583       2,837        4.02      77,268       4,321        5.59
                                                   --------      ------                --------      ------
        Total deposits .........................    116,091       3,631        3.11     111,805       5,182        4.64
    FHLB advances ..............................      1,973         117        5.92       2,065         123        5.96
                                                   --------      ------                --------      ------
        Total interest-bearing
         liabilities ...........................    118,064       3,748        3.18     113,870       5,305        4.66
                                                                 ------                              ------
Non-interest-bearing liabilities ...............      1,631                               1,801
                                                   --------                            --------
        Total liabilities ......................    119,695                             115,671
Total retained earnings ........................     14,910                              15,588
                                                   --------                            --------
        Total liabilities and retained
         earnings ..............................   $134,605                            $131,259
                                                   ========                            ========

    Net interest-earning assets ................     $7,386                               7,027
                                                   ========                            ========
    Net interest income/interest rate spread (3)                 $4,999        3.80%                 $4,356        3.29%
                                                                 ======        ====                  ======        ====
    Net interest margin (4) ....................                   4.00%                               3.59%
                                                                 ======                              ======
    Ratio of interest-earning assets
     to interest-bearing liabilities ...........     106.26%                             115.27%
                                                   ========                            ========

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

                                                --------------------------------
                                                  Year Ended December 31, 2002
                                                           Compared to
                                                  Year Ended December 31, 2001
                                                --------------------------------
                                                 Increase (Decrease)
                                                       Due to
                                                -------------------    -------
                                                  Rate      Volume       Net
                                                -------     -------    -------
                                                     (Dollars in thousands)
Interest-earning assets:
   Loans ....................................     $(577)      $(459)   $(1,036)
   Securities ...............................       (88)        257        169
   Interest-earning deposits ................      (214)        167        (47)
                                                -------     -------    -------
       Total interest-earning assets ........      (879)        (35)      (914)
Interest-bearing liabilities:
   Deposits:
     Passbook accounts ......................      (203)        232         29
     Money market accounts ..................        (8)          6         (2)
     NOW accounts ...........................      (140)         46        (94)
     Certificates of deposit ................    (1,110)       (374)    (1,484)

   FHLB advances ............................        (1)         (5)        (6)
                                                -------     -------    -------
       Total interest-bearing liabilities ...    (1,462)        (95)    (1,557)
                                                -------     -------    -------
Increase (decrease) in net interest income ..      $583         $60       $643
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

      Lawrence Federal's assets include a high percentage of fixed-rate mortgage loans. This exposes Lawrence Federal to the risk that during periods of rising interest rates Lawrence Federal's interest expense will increase faster than its interest income. In recent years, Lawrence Federal has used the following strategies to manage interest rate risk: (1) emphasizing shorter term consumer loans; (2) maintaining a high quality portfolio of short- to intermediate-term securities; (3) maintaining high levels of liquidity; and

(4) emphasizing longer-term certificates of deposit to better structure maturities of its interest rate sensitive liabilities. Lawrence Federal intends to increase its emphasis on adjustable-rate loans in order to help reduce its interest rate risk. Lawrence Federal currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

      Quantitative Aspects of Market Risk. Lawrence Federal primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk. This analysis measures interest rate risk by computing changes in the net portfolio value of Lawrence Federal's cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at December 31, 2002, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.

                                                          ---------------------
---------------                                           NPV as % of Portfolio
   Change in        ---------------------------------        Value of Assets
Interest Rates             Net Portfolio Value            ---------------------
In Basis Points     ---------------------------------      NPV          Change
 (Rate Shock)        Amount     $ Change     % Change     Ratio           (1)
---------------     -------     --------     --------     ------        -------
                              (Dollars in thousands)

      300           $14,790     $(2,685)        (15)      10.99%         (153)
      200            16,062      (1,413)         (8)      11.76%          (76)
      100            16,976        (499)         (3)      12.28%          (24)
   Static            17,475          --          --       12.52%           --
     -100            17,728         253           1       12.61%            8

----------
(1) Expressed in basis points.

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

Liquidity and Capital Resources

      On January 28, 2003 Lawrence Financial announced that the Company's Board of Directors had approved the repurchase of up to 55,000 shares, or approximately 8% of the Company's outstanding common stock. The program began January 31, 2003, three business days after the release of earnings for the year ended December 31, 2002. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. Funding for the repurchase of stock may serve to reduce liquidity levels and/or increase the amount of borrowed funds at the Company. Repurchased shares will be held in treasury, reducing the Company's total equity, and will be available for the Company's benefit plans.

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

      Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At December 31, 2002, cash and short-term investments totaled $16.3 million. Securities classified as available-for-sale totaled $14.2 million at December 31, 2002. In addition, at December 31, 2002, Lawrence Federal had arranged the ability to borrow a total of approximately $15.0 million from the Federal Home Loan Bank of Cincinnati.

      The primary investing activities of Lawrence Federal are the origination of loans and the purchase of securities. In 2002, Lawrence Federal originated $32.8 million of loans and purchased $14.4 million of securities. In 2001, Lawrence Federal originated $38.0 million of loans and purchased $11.5 million of securities.

      Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Lawrence Federal experienced a net increase in total deposits of $2.1 million and $13.7 million for 2002 and 2001, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits. In 2002, Federal Home Loan Bank advances decreased $2.0.

      At December 31, 2002, Lawrence Federal had outstanding commitments to originate loans of $2.6 million. These loans are to be secured by properties located in its market area. Lawrence Federal anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2002 totaled $42.1 million. Management believes, based on past experience, that a significant portion of those deposits will remain with Lawrence Federal. Based on the foregoing, Lawrence Federal considers its liquidity and capital resources sufficient to meet its outstanding short-term and long- term needs.

      Lawrence Federal is subject to various regulatory capital requirements administered by the Office of Thrift Supervision including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2002, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See "Regulation and Supervision--Federal Savings Institution Regulation--Capital Requirements" and note 11 of the notes to the financial statements.

Impact of Accounting Pronouncements

      On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provision of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The Company currently accounts for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25. These financial statements disclose stock-based employee compensation information in accordance with SFAS No. 148.

      New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. The Company determined that when the new accounting standards are adopted in 2003, they would not have a material impact on the Company's financial condition or results of operations.

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

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information relating to the directors and officers of Lawrence Financial and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Lawrence Financial's Proxy Statement for the 2003 Annual Meeting of Stockholders.

      The following sets forth certain information regarding the executive officers and key employees of Lawrence Federal Savings Bank who are not also directors. The following individuals are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. Ages are as of February 28, 2003.

      RobRoy Walters has served as Executive Vice President and Chief Financial Officer of Lawrence Federal Savings Bank since 2000. From 1989 until joining Lawrence Federal Savings Bank, Mr. Walters was with Peoples Bank NA and Peoples Bancorp, Inc. where he served in various capacities.

      Mary Kratzenberg has been associated with Lawrence Federal Savings Bank for 26 years. She has served as Vice President, Secretary and Treasurer since 1996.

      Mark R. Potter has been associated with Lawrence Federal Savings Bank since 1990. He has served as Vice President since 1996.

      Joseph W. Martin has been associated with Lawrence Federal Savings Bank since 2000. He was appointed Vice President effective January 14, 2003. Prior to joining Lawrence Federal Savings Bank, Mr. Martin was with Fifth Third and Ohio River Bank where he served in various capacities including branch manager and Assistant Vice President.

      Carey Dunfee has been associated with Lawrence Federal Savings Bank since 1994 and since that time has served as Controller.

Item 10. Executive compensation

      The information regarding executive compensation is incorporated herein by reference to Lawrence Financial's Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 11. Security ownership of certain beneficial owners and management

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to Lawrence Financial's Proxy Statement for the 2003 Annual Meeting of Stockholders.

1Equity Compensation Plan Information

-----------------------------------------------------------------------------------------------------------------
Plan category                  Number of securities to be   Weighted-average exercise   Number of securities
                               issued upon exercise of      price of outstanding        remaining available for
                               outstanding options,         options, warrants and       future issuance under
                               warrants and rights          rights                      equity compensation plans
                                                                                        (excluding securities
                                                                                        reflected in column (a))

                               (a)                         (b)                          (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                    58,187                      $14.45                  19,395
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                             --                          --                      --
-----------------------------------------------------------------------------------------------------------------
Total                                           58,187                      $14.45                  19,395
-----------------------------------------------------------------------------------------------------------------

Item 12. Certain relationships and related transactions

      The information relating to certain relationships and related transactions is incorporated herein by reference to Lawrence Financial's Proxy Statement for the 2003 Annual Meeting of Stockholders.

      (a) (1) The following consolidated financial statements of Lawrence Federal are filed as part of this document under Item 7.
              o   Report of Independent Auditors.
              o Consolidated Balance Sheets for the years ended December 31, 2002 and 2001.
              o Consolidated Statements of Income for the years ended December 31, 2002 and 2001.
              o Consolidated Statements of Comprehensive Income for the years ended December 31, 2002 and 2001.
              o Consolidated Statements of Equity for the years ended December 31, 2002 and 2001.
              o Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001.
              o   Notes to Consolidated Financial Statements

            (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

            (3)   Exhibits
                  3.1 Certificate of Incorporation of Lawrence Financial Holdings, Inc.(1)
                  3.2   Bylaws of Lawrence Financial Holdings, Inc.(1)
                  4.0 Specimen Stock Certificate of Lawrence Financial Holdings, Inc.(1)
                  10.1 Lawrence Federal Savings Bank Employment Agreement with Jack L. Blair(2)
                  10.2 Lawrence Financial Holdings, Inc. Employment Agreement with Jack L. Blair(2)
                  10.3  Lawrence Federal Savings Bank 401 (k) Savings Plan(1)
                  10.4 Lawrence Federal Savings Bank Employee Severance Compensation Plan(2)
                  10.5 Lawrence Federal Savings Bank Supplemental Executive Retirement Plan(2)
                  10.6 Deferred Compensation Agreement dated as of June 25, 1996 between Lawrence Federal Savings Bank and Jack L. Blair(1)
                  10.7 Form of Deferred Fee Agreement between Lawrence Federal Savings Bank and individual directors(1)
                  10.8 Form of Director Emeritus Agreement between Lawrence Federal Savings Bank and individual directors(1)
                  10.9 Agreement dated December 1, 1992 between Lawrence Federal Savings Bank and Lanco Services, Inc.(1)
                  10.10 Lawrence Financial Holdings, Inc. 2001 Stock-Based
                        Incentive Plan.(3)
                  21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1, "Description of Business-Subsidiaries."
                  23.0  Consent of Crowe, Chizek and Company LLP
                  99.1  Certification of Chief Financial Officer
                  99.2  Certification of Chief Executive Officer
            (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on September 8, 2000, Registration No. 333-45404.
            (2) Incorporated herein by reference from the Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
            (3) Incorporated herein by reference to Appendix A to the Company's Proxy Statement for its 2002 annual meeting of shareholders filed on May 24, 2001.

      (b)   Reports on Form 8-K

                  None

ITEM 14

                             Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Lawrence Financial maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Lawrence Financial files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of Lawrence Financial concluded that lawrence financial's disclosure controls and procedures were adequate.

      (b) Changes in internal controls. Lawrence Financial made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

CONFORMED SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LAWRENCE FINANCIAL HOLDINGS, INC.

Date: March 14, 2003          By: /s/ Jack L. Blair
                                  ------------------------------------
                                  Jack L. Blair
                                  President Chief Executive Officer and Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                           Title                                  Date
----                           -----                                  ----

/s/ Jack L. Blair              President, Chief Executive        March 14, 2003
---------------------------    Officer and Director
Jack L. Blair                  (principal executive officer)

/s/ RobRoy Walters             Chief Financial Officer           March 14, 2003
---------------------------    (principal financial and
RobRoy Walters                 accounting officer)

/s/ Tracy E. Brammer, Jr.      Chairman of the Board             March 14, 2003
---------------------------
Tracy E. Brammer, Jr.

/s/ Charles E. Austin, II      Director                          March 14, 2003
---------------------------
Charles E. Austin, II

/s/ Herbert J. Karlet          Director                          March 14, 2003
---------------------------
Herbert J. Karlet

/s/ Phillip O. McMahon         Director                          March 14, 2003
---------------------------
Phillip O. McMahon

/s/ Robert N. Taylor           Director                          March 14, 2003
---------------------------
Robert N. Taylor

                                 CERTIFICATIONS

I, RobRoy Walters, certify that:

1. I have reviewed this annual report on Form 10-KSB of Lawrence Financial Holdings, Inc;
2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
     ---------------------------

/s/ RobRoy Walters
--------------------------------
RobRoy Walters
Chief Financial Officer

I, Jack Blair, certify that:

1. I have reviewed this annual report on Form 10-KSB of Lawrence Financial Holdings, Inc;
2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
     ---------------------------

/s/ Jack L. Blair
--------------------------------
Jack L. Blair
Chief Executive Officer

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Lawrence Financial Holdings, Inc.
Ironton, Ohio


We have audited the accompanying consolidated balance sheets of Lawrence Financial Holdings, Inc. as of December 31, 2002 and 2001, and related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawrence Financial Holdings, Inc. as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                         /s/ Crowe, Chizek and Company LLP

                                         Crowe, Chizek and Company LLP

Columbus, Ohio
January 22, 2003

--------------------------------------------------------------------------------

                                     LAWRENCE FINANCIAL HOLDINGS, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                        December 31, 2002 and 2001

------------------------------------------------------------------------------------------------------------

                                                                                 2002             2001
                                                                                 ----             ----
ASSETS
     Cash and due from banks                                                 $  16,140,900    $  11,984,642
     Merrill Lynch money market fund                                               179,600          213,124
                                                                             -------------    -------------
         Total cash and cash equivalents                                        16,320,500       12,197,766
     Securities available for sale, at fair value                               14,192,370       11,045,872
     Loans receivable - net                                                     96,457,033      105,017,604
     Federal Home Loan Bank stock                                                  614,400          587,000
     Premises and equipment, net                                                 3,340,888        3,315,192
     Accrued interest receivable                                                   685,755          797,483
     Cash surrender value of life insurance                                      2,131,685        1,975,177
     Other assets                                                                  645,916          340,858
                                                                             -------------    -------------

                                                                             $ 134,388,547    $ 135,276,952
                                                                             =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
         Noninterest-bearing deposits                                        $   1,995,918    $   1,465,129
         Interest-bearing deposits                                             116,930,237      115,330,755
                                                                             -------------    -------------
              Total deposits                                                   118,926,155      116,795,884
         Federal Home Loan Bank borrowings                                              --        2,000,000
         Other liabilities                                                         673,601          702,770
                                                                             -------------    -------------
              Total liabilities                                                119,599,756      119,498,654

     Shareholders' Equity
         Common stock; par value $0.01 per share; shares
           authorized:  4,000,000; shares issued:  799,110                           7,991            7,991
         Additional paid-in capital                                              7,467,042        7,426,239
         Retained earnings                                                       9,485,971        9,076,779
         Treasury stock, at cost; shares: 94,000 in 2002                        (1,683,600)              --
         Unearned ESOP shares; unearned shares: 43,458
           in 2002 and 49,666 in 2001                                             (434,580)        (496,660)
         Unearned restricted stock awards; unearned
           shares: 13,965 in 2002 and 18,620 in 2001                              (201,794)        (269,059)
         Accumulated other comprehensive income, net
           of tax of $76,119 in 2002 and $17,004 in 2001                           147,761           33,008
                                                                             -------------    -------------
              Total shareholders' equity                                        14,788,791       15,778,298
                                                                             -------------    -------------

                  Total liabilities and shareholders' equity                 $ 134,388,547    $ 135,276,952
                                                                             =============    =============

------------------------------------------------------------------------------------------------------------

                      See accompanying notes to consolidated financial statements.
                                                                                                          2.

                             LAWRENCE FINANCIAL HOLDINGS, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                           Years ended December 31, 2002 and 2001

---------------------------------------------------------------------------------------------

                                                                       2002          2001
                                                                       ----          ----
INTEREST INCOME
     Loans, including fees                                         $ 7,930,951    $ 8,966,555
     Taxable securities                                                647,490        502,083
     Tax exempt securities                                              23,027             --
     Overnight deposits                                                144,785        192,083
                                                                   -----------    -----------
                                                                     8,746,253      9,660,721
INTEREST EXPENSE
     Deposits                                                        3,631,129      5,182,311
     Federal Home Loan Bank borrowings                                 116,905        122,998
                                                                   -----------    -----------
                                                                     3,748,034      5,305,309
                                                                   -----------    -----------

NET INTEREST INCOME                                                  4,998,219      4,355,412

Provision for loan losses                                              927,000        692,958
                                                                   -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  4,071,219      3,662,454

NONINTEREST INCOME
     Net securities gains                                               54,564         20,851
     Service charges                                                   451,963        430,359
     Other                                                             255,104        230,390
                                                                   -----------    -----------
                                                                       761,631        681,600
NONINTEREST EXPENSE
     Salaries and benefits                                           1,724,568      1,599,545
     Deposit insurance premiums                                         37,104         36,660
     Occupancy and equipment                                           371,174        376,065
     Data processing                                                   535,132        529,323
     Franchise tax                                                     127,152         83,391
     Loss on disposal of premises and equipment                         25,079             --
     Advertising expense                                               109,649         88,315
     Other                                                           1,026,580        819,192
                                                                   -----------    -----------
                                                                     3,956,438      3,532,491
                                                                   -----------    -----------

INCOME BEFORE INCOME TAX                                               876,412        811,563

Provision for income tax                                               269,963        235,482
                                                                   -----------    -----------

NET INCOME                                                         $   606,449    $   576,081
                                                                   ===========    ===========

Basic earnings per common share                                    $      0.91    $      0.80
                                                                   ===========    ===========

Diluted earnings per common share                                  $      0.90    $      0.80
                                                                   ===========    ===========

---------------------------------------------------------------------------------------------

              See accompanying notes to consolidated financial statements.
                                                                                           3.


                           LAWRENCE FINANCIAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          Years ended December 31, 2002 and 2001

-------------------------------------------------------------------------------------------

                                                                      2002          2001
                                                                      ----          ----

Net income                                                         $ 606,449     $ 576,081
Other comprehensive income:
     Unrealized gains (losses) arising during period                 228,432       159,351
     Reclassification adjustment for gains
       included in income                                            (54,564)      (20,851)
                                                                   ---------     ---------
                                                                     173,868       138,500
     Income tax expense                                              (59,115)      (47,090)
                                                                   ---------     ---------
         Other comprehensive income, net of tax                      114,753        91,410
                                                                   ---------     ---------

Comprehensive income                                               $ 721,202     $ 667,491
                                                                   =========     =========











-------------------------------------------------------------------------------------------

                  See accompanying notes to consolidated financial statements.
                                                                                         4.

                                                  LAWRENCE FINANCIAL HOLDINGS, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               Years ended December 31, 2002 and 2001
----------------------------------------------------------------------------------------------------------------------------------

                                                                                              Unearned   Accumulated
                                             Additional                           Unearned   Restricted    Other
                                   Common     Paid-In     Retained   Treasury       ESOP        Stock   Comprehensive
                                    Stock     Capital     Earnings     Stock       Shares      Awards   Income (Loss)     Total
                                    -----     -------     --------     -----       ------      ------   -------------     -----

Balance - January 1, 2001         $  7,696  $ 6,994,305  $8,555,006  $       --  $ (558,660) $       --  $   (58,402) $ 14,939,945

Net Income                              --           --     576,081          --          --          --          --        576,081

Net unrealized appreciation on
 securities available for sale,
 net of tax of $47,090                  --           --          --          --          --          --      91,410         91,410

Cash dividend - $0.07 per share         --           --     (54,308)         --          --          --          --        (54,308)

Stock based compensation - 23,283
 stock awards issued, 4,663 stock
 awards earned, and 6,200 shares
 committed to be released under
 ESOP                                  295      431,934          --          --      62,000    (269,059)         --        225,170
                                  --------  -----------  ---------- -----------  ----------  ----------  ----------   ------------

Balance December 31, 2001            7,991    7,426,239   9,076,779          --    (496,660)   (269,059)     33,008     15,778,298

Net Income                              --           --     606,449          --          --          --          --        606,449

Net unrealized appreciation on
 securities available for sale,
  net of tax of $59,115                 --           --          --          --          --          --     114,753        114,753

Treasury stock acquired -
 94,000 shares                          --           --          --  (1,683,600)         --          --          --     (1,683,600)

Cash dividend - $0.28 per share         --           --    (197,257)         --          --          --          --       (197,257)

Stock based compensation - 4,655
 stock awards earned and 6,208
 shares committed to be released
 under ESOP                             --       40,803          --          --      62,080      67,265          --        170,148
                                  --------  -----------  ---------- -----------  ----------  ----------  ----------   ------------

Balance December 31, 2002         $  7,991  $ 7,467,042  $9,485,971 $(1,683,600) $ (434,580) $ (201,794) $  147,761   $ 14,788,791
                                  ========  ===========  ========== ===========  ==========  ==========  ==========   ============



----------------------------------------------------------------------------------------------------------------------------------

                                   See accompanying notes to consolidated financial statements.
                                                                                                                                5.

                                   LAWRENCE FINANCIAL HOLDINGS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Years ended December 31, 2002 and 2001

------------------------------------------------------------------------------------------------------------

                                                                              2002               2001
                                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $     606,449      $     576,081
   Adjustments to reconcile net income to net cash from
     operating activities
       Depreciation                                                             208,121            208,601
       Provision for loan losses                                                927,000            692,958
       Stock dividend on Federal Home Loan Bank stock                           (27,400)           (37,900)
       Premium amortization                                                       6,161              6,317
       Net securities gains                                                     (54,564)           (20,851)
       Loss on disposal of fixed assets                                          25,079                 --
       Deferred tax benefit                                                     ( 2,252)          (198,886)
       ESOP expense                                                             100,272             89,590
       Restricted stock award expense                                            69,876             67,381
       Change in other assets and liabilities                                  (239,972)           240,848
                                                                          -------------      -------------
            Net cash from operating activities                                1,618,770          1,624,139
                                                                          -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of:
       Securities available for sale                                        (14,398,213)       (11,482,985)
       Premises and equipment                                                  (258,896)          (139,357)
   Proceeds from:
       Sale of securities available for sale                                  7,610,827          3,782,100
       Calls, maturities and principal repayments of securities
         available for sale                                                   3,863,159          3,250,000
   Net change in loans                                                        7,437,673           (356,201)
                                                                          -------------      -------------
            Net cash from investing activities                                4,254,550         (4,946,443)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in:
       Deposits                                                               2,130,271         13,689,299
       Federal Home Loan Bank short-term borrowings                                  --         (3,000,000)
   Repayment of Federal Home Loan Bank long-term borrowings                  (2,000,000)                --
   Cash dividend paid                                                          (197,257)           (54,308)
   Purchase of treasury stock                                                (1,683,600)                --
                                                                          -------------      -------------
            Net cash from financing activities                               (1,750,586)        10,634,991
                                                                          -------------      -------------

Net change in cash and cash equivalents                                       4,122,734          7,312,687

Cash and cash equivalents at beginning of year                               12,197,766          4,885,079
                                                                          -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  16,320,500      $  12,197,766
                                                                          =============      =============

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the year for:
       Interest                                                           $   3,757,756      $   5,328,737
       Income taxes                                                             386,500            339,000

   Non-cash transactions
       Transfer of loans to real estate owned                             $     195,898      $      31,036

------------------------------------------------------------------------------------------------------------

                       See accompanying notes to consolidated financial statements.
                                                                                                          6.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include Lawrence Financial Holdings, Inc. and its wholly-owned subsidiary, Lawrence Federal Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, Lawrence Financial Services Company (together, the "Company"). Intercompany transactions and balances are eliminated in consolidation.

NATURE OF OPERATIONS: The Company provides financial services through its offices in Lawrence and Scioto Counties located in Southeastern Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are real estate mortgage and installment loans. Substantially all loans are secured by specific items of collateral including consumer assets and real estate. Lawrence Financial Services Company holds real property for investment purposes. Management considers the Company to operate in one segment, banking.

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

CASH FLOWS: Cash and cash equivalents include cash on hand and deposits with other financial institutions with original maturities of 90 days or less. Net cash flows are reported for loan and deposit transactions and short-term borrowings.

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

--------------------------------------------------------------------------------
                                  (Continued)
                                                                              7.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

PREMISES AND EQUIPMENT: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the useful lives of the respective premises and equipment, which are primarily 30 to 50 years for premises and 5 to 10 years for furniture, fixtures and equipment. Maintenance and repairs are charged to expense as incurred and improvements that extend the useful lives of assets are capitalized.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                              8.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

INCOME TAXES: Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

The options granted on December 31, 2001 have an exercise price of $14.45 and expire in December 2011. One-fifth of the options vested on the date of grant; the remaining options vest over four years. The fair value of options granted in 2001 was estimated using the following assumptions: Risk-free interest rate of 4.49%, expected life of 5 years, expected volatility of stock price of 27% and expected dividend yield of 1.94%. Based on these assumptions, the estimated fair value of options granted in 2001 was $3.77 per option.


--------------------------------------------------------------------------------
                                  (Continued)
                                                                              9.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following pro forma information presents net income and earnings per common share had the fair value of the options been used to measure compensation cost for the stock option plan.

                                                           2002        2001
                                                           ----        ----

      Reported net income                              $  606,449   $  576,081
      Pro forma impact                                    (38,901)     (38,901)
                                                       ----------   ----------
      Pro forma net income                             $  567,548   $  537,180
                                                       ==========   ==========

      Reported basic earnings per common share         $     0.91   $     0.80
      Pro forma impact                                      (0.06)       (0.06)
                                                       ----------   ----------
      Pro forma basic earnings per common share        $     0.85   $     0.74
                                                       ==========   ==========

      Reported diluted earnings per common share       $     0.90   $     0.80
      Pro forma impact                                      (0.05)       (0.06)
                                                       ----------   ----------
      Pro forma diluted earnings per common share      $     0.85   $     0.74
                                                       ==========   ==========

COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

EARNINGS PER COMMON SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered to be outstanding for this calculation unless they are unearned. Restricted stock awards are considered outstanding as they are earned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and unearned restrictive stock awards.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows.

                                                           2002        2001
                                                           ----        ----

   Net weighted-average shares outstanding - Basic        663,893     723,074
   Effect of stock options                                  5,436          --
   Effect of non-vested stock awards                        1,133          13
                                                        ---------   ---------

   Weighted-average shares outstanding - Diluted          670,462     723,087
                                                        =========   =========

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             10.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECLASSIFICATION: Some items in the prior consolidated financial statements have been reclassified to conform to current presentation.

NEW ACCOUNTING PRONOUNCEMENTS: On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provision of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The Company currently accounts for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25. These financial statements disclose stock-based employee compensation information in accordance with SFAS No. 148.

New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. The Company determined that when the new accounting standards are adopted in 2003, they would not have a material impact on the Company's financial condition or results of operations.

NOTE 2 - SECURITIES

The fair value of securities available for sale at year-end is as follows.

                                            Unrealized     Unrealized         Fair
                                               Gains         Losses          Value
                                               -----         ------          -----
   2002:
   U.S. Government agencies                 $  155,967    $        --    $  4,910,298
   Mortgage backed securities                   78,905         (8,873)      7,637,755
   State and municipal securities                   --         (2,119)      1,644,317
                                            ----------    -----------    ------------

                                            $  234,872    $   (10,992)   $ 14,192,370
                                            ==========    ===========    ============

   2001:
   U.S. Government agencies                 $  150,729    $  (101,326)   $ 10,037,072
   Trust preferred securities                    5,625         (5,016)      1,008,800
                                            ----------    -----------    ------------

                                            $  156,354    $  (106,342)   $ 11,045,872
                                            ==========    ===========    ============

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             11.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

Contractual maturities of securities at year-end 2002 were as follows. Securities not due at a single maturity date are shown separately.

                                                          Fair
                                                         Value
                                                         -----

     Due after one year through five years           $  2,610,719
     Due after five years through ten years             2,299,579
     Due after ten years                                1,644,317
     Mortgage backed securities                         7,637,755
                                                     ------------

                                                     $ 14,192,370
                                                     ============

Proceeds from sales of securities were $7,610,827 and $3,782,100 for 2002 and 2001. Gross gains of $54,564 and $20,851 were recognized on those sales in 2002 and 2001.

Securities with fair value of $4,996,292 and $2,738,961 at December 31, 2002 and 2001 were pledged to secure public deposits.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are as follows.
                                                        December 31,
                                                        ------------
                                                  2002                 2001
                                                  ----                 ----
     1-4 family residential
       mortgage loans                         $ 43,967,493        $  46,422,589
     Other real estate loans                    10,165,401            9,537,384
     Automobile loans                           18,742,226           21,476,262
     Mobile home loans                          15,193,054           16,903,860
     Other                                       6,857,022            8,743,537
                                              ------------        -------------
                                                94,925,196          103,083,632
     Net deferred loan origination
       costs                                     2,642,650            3,166,057
     Allowance for loan losses                  (1,110,813)          (1,232,085)
                                              ------------        -------------

          Total                               $ 96,457,033        $ 105,017,604
                                              ============        =============


--------------------------------------------------------------------------------
                                  (Continued)
                                                                             12.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses is as follows.

                                                     Years Ended December 31,
                                                     ------------------------
                                                      2002              2001
                                                      ----              ----

     Beginning balance                            $  1,232,085      $   774,630
     Provision for loan losses                         927,000          692,958
     Charge-offs                                    (1,105,773)        (249,988)
     Recoveries                                         57,501           14,485
                                                  ------------      -----------

     Ending balance                               $  1,110,813      $ 1,232,085
                                                  ============      ===========

Impaired loans for the years ended December 31, 2002 and 2001 were not material.

                                                          At December 31,
                                                          ---------------
                                                      2002              2001
                                                      ----              ----
   Accruing loans past due 90 days or more        $  1,411,000      $   518,000
   Nonaccruing loans                                   531,000          752,000
                                                  ------------      -----------

   Total nonperforming loans                      $  1,942,000      $ 1,270,000
                                                  ============      ===========

In the normal course of business, the Company has made loans to certain directors, executive officers and their associates. Loan activity relating to these individuals for the year ended December 31, 2002 is as follows.

   Beginning balance                                       $  722,130
   New loans                                                  320,000
   Repayments                                                 (69,927)
   Other changes                                              116,255
                                                           ----------

   Ending balance                                          $1,088,458
                                                           ==========

Other changes represent loans applicable to the current reporting period that are excludable from the other report period, due to a change of individuals considered to be executive officers.


--------------------------------------------------------------------------------
                                  (Continued)
                                                                             13.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 4 - PREMISES AND EQUIPMENT

Office properties and equipment consisted of the following.

                                                           December 31,
                                                           ------------
                                                      2002              2001
                                                      ----              ----

   Land                                           $  1,041,609      $ 1,041,609
   Buildings and improvements                        3,375,251        3,266,761
   Furniture and equipment                           1,096,497        1,009,977
   Automobile                                           37,749           17,288
                                                  ------------      -----------
        Total cost                                   5,551,106        5,335,635
   Accumulated depreciation                         (2,210,218)      (2,020,443)
                                                  ------------      -----------

                                                  $  3,340,888      $ 3,315,192
                                                  ============      ===========

NOTE 5 - DEPOSITS

Interest-bearing deposits consisted of the following.
                                                           December 31,
                                                           ------------
                                                      2002              2001
                                                      ----              ----

   Passbook accounts                              $ 33,710,735      $ 22,210,258
   Money market and NOW accounts                    14,963,336        14,113,291
   Certificates of deposit                          68,256,166        79,007,206

                                                  $116,930,237      $115,330,755
                                                  ============      ===========

Certificates of deposit of greater than $100,000 were $17,732,485 and $15,062,364 at December 31, 2002 and 2001. Deposits greater than $100,000 are not federally insured.

Maturities of certificates of deposits are as follows.

                                                   December 31,
                                                       2002
                                                       ----

             2003                                 $  42,073,080
             2004                                    13,797,783
             2005                                     5,581,889
             2006                                     1,806,211
             2007                                       919,614
             Thereafter                               4,077,589
                                                  -------------

                                                  $  68,256,166
                                                  =============

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             14.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 6 - FEDERAL HOME LOAN BANK (FHLB) BORROWINGS

At December 31, 2002, the Company had no FHLB borrowings. At December 31, 2001, the Company had FHLB borrowings of $2,000,000 with a fixed interest rate of 5.91% maturing December 27, 2002. At December 31, 2002, the Company had letters of credit from the FHLB totaling $10,500,000, for which $14,175,000 of eligible 1-4 family residential mortgage loans and $614,400 of FHLB stock were pledged to the FHLB to secure these letters of credit. The letters of credit are pledged by the Company to secure public deposits.


NOTE 7 - COMMITMENTS, CONTINGENCIES AND FINANCIAL
  INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Some financial instruments are used to meet customer-financing needs, including commitments to make loans. These involve, to varying degrees, credit and interest-rate risks more than the amount reported in the consolidated balance sheet.

Commitments to extend credit were as follows.

                                                        December 31,
                                                        ------------
                                                2002                   2001
                                                ----                   ----

     Fixed rate                             $    696,675          $   3,552,635
     Variable rate                             4,471,941              2,260,523
                                            $  5,168,616          $   5,813,158

     Range of interest rates on
       commitments                         4.25% to 6.75%        4.75% to 16.80%

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

At December 31, 2002,the Company had $14,321,943 in demand deposits due from the Federal Home Loan Bank of Cincinnati.

The Company is, from time to time, involved in various lawsuits and claims that arise in the normal course of business. In the opinion of management, any liability that may result from these lawsuits and claims will not materially affect the financial position or results of operations of the Company.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             15.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS

RETIREMENT PLAN: The Company sponsors a 401(k) profit sharing plan for eligible employees. Under the plan, employees who are at least 21 1/2 years of age and have completed six months of service are eligible to participate. The Company matches each employee's contribution at a rate of 100% of employees' contributions up to 5% of gross compensation. Participants become 100% vested as to the Company's contributions after three years of service. Contributions and expense for the years ended December 31, 2002 and 2001 totaled $38,276 and $33,034.

EMPLOYEE STOCK OWNERSHIP PLAN: Employees participate in an Employee Stock Ownership Plan (ESOP). On December 29, 2000, the ESOP borrowed $620,660 from the Company to purchase 62,066 shares of common stock at $10 per share. The Company makes discretionary contributions to the ESOP, and the ESOP uses funds it receives to repay the loan. Cash dividends paid on unallocated shares are used to reduce the accrued interest and principal payable amount of the ESOP's loan payable to the Company. ESOP shares are allocated to participants based on relative compensation and expense is recorded. Participants receive the shares at the end of employment.

Contributions to the ESOP during 2002 and 2001 were $90,373 and $90,373. Expense for 2002 and 2001 was $100,272 and $89,590.

Shares held by the ESOP at December 31, 2002 and 2001 were as follows.

                                                        December 31,
                                                        ------------
                                                    2002            2001
                                                    ----            ----

     Allocated to participants                       18,608          12,400
     Unearned                                        43,458          49,666
                                                  ---------       ---------

     Total ESOP shares                               62,066          62,066
                                                  =========       =========

     Fair value of unearned shares                $ 699,674       $ 717,674
                                                  =========       =========

DEFERRED COMPENSATION PLAN: The Bank makes payments to retired directors under a plan approved by the Board of Directors. Outside directors who currently serve on the Board are also eligible for payments under deferred fee and director emeritus retirement plans approved by the Board of Directors upon retirement. In addition, there is an incentive retirement plan in place for the current President and CEO. The present value of payments expected to be provided are accrued during the service period of the covered individuals. Expenses related to the plans amounted to $44,625 and $40,322 for the years ended December 31, 2002 and 2001.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             16.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS  (Continued)

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

Following is a summary of stock option plan activity during 2002 and 2001.

                                                  2002                       2001
                                        ------------------------   ------------------------
                                                       Weighted                   Weighted
                                                        Average                    Average
                                                       Exercise                   Exercise
                                         Shares         Price       Shares         Price
                                         ------         -----       ------         -----
   Outstanding at beginning of year       58,187       $  14.45          --       $     --
   Granted                                    --             --      58,187          14.45
                                        --------                   --------

   Outstanding at end of year             58,187       $  14.45      58,187       $  14.45
                                        ========                   ========

   Options exercisable at year-end        23,278       $  14.45      11,640       $  14.45

   Remaining shares available
     for grant as options                 19,395                     19,395


At December 31, 2002, the 58,187 options outstanding had a weighted average remaining contractual life of 9 years.

Restrictive stock awards are used as a means of providing directors and certain key employees of the Company with an ownership interest in the Company in a manner designed to compensate such directors and key employees for services to the Company.

On December 31, 2001, the Board of Directors awarded 23,283 shares of restricted stock to outside directors and certain officers of the Company. No shares had been previously awarded. One-fifth of such shares are earned and nonforfeitable on each of the first four anniversaries of the date of the award; the first fifth became exercisable on the award date. 9,318 shares have vested at December 31, 2002. In the event of the death or disability of a participant or a change in control of the Company, however, the participant's shares will be

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             17.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS  (Continued)

deemed earned and nonforfeitable upon such date. At December 31, 2002, there were 7,750 shares reserved for future awards. Compensation expense related to restrictive shares awards is based upon the cost of the shares, which approximates fair value at the date of grant. The compensation expense totaled $69,876 and $67,381 for the years ended December 31, 2002 and 2001, respectively.

NOTE 9 - INCOME TAXES

An analysis of the provision for income tax is as follows.

                                                             December 31,
                                                     --------------------------
                                                       2002             2001
                                                       ----             ----

   Current                                           $  272,215     $  434,368
   Deferred                                              (2,252)      (198,886)
                                                     ----------     ----------

                                                     $  269,963     $  235,482
                                                     ==========     ==========

The sources of gross deferred tax assets and liabilities are as follows.

                                                            December 31,
                                                     --------------------------
                                                       2002             2001
                                                       ----             ----
   Total deferred tax assets
       Allowance for loan losses                     $  367,933     $  418,909
       Deferred compensation                            164,608        116,766
       Accrued ESOP                                      22,898             --
       Accrued restrictive stock awards                     408             --

   Total deferred tax liabilities
       FHLB stock dividends                            (128,138)      (118,822)
       Deferred loan fees/cost                          (24,142)       (30,325)
       Net unrealized gain on securities
          available for sale                            (76,119)       (17,004)
       Accrued ESOP                                          --         (1,947)
       Depreciation                                     (27,710)       (10,976)
                                                     ----------     ----------

          Net deferred tax asset                     $  299,738     $  356,601
                                                     ==========     ==========

The bank has sufficient taxes paid in current and prior years to warrant recording the full deferred tax asset without a valuation allowance.


--------------------------------------------------------------------------------
                                  (Continued)
                                                                             18.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (Continued)

Total federal income tax expense differs from the expected amounts computed by applying the statutory federal tax rate of 34% to income before taxes. The reasons for this difference are as follows.

                                                            Years Ended December 31,
                                              ------------------------------------------------
                                                       2002                       2001
                                              ----------------------     ---------------------
                                                Amount        Rate         Amount        Rate
                                                ------        ----         ------        ----

    Tax expense at statutory rate             $ 297,980       34.0%      $ 275,932      34.0%
    Net earnings of insurance
      contracts                                 (53,212)      (6.1)        (35,682)     (4.4)
    Tax-exempt interest income                  (17,937)      (2.0)        (12,777)     (1.6)
    Other                                        43,132        4.9           8,009       1.0
                                              ---------       ----       ---------      ----

         Tax expense at effective rate        $ 269,963       30.8%      $ 235,482      29.0%
                                              =========       ====       =========      ====

Retained earnings at December 31, 2002 and 2001 include $1,493,442 for both years for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2002 and 2001 was $507,770 for both years.


NOTE 10 - REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt-corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At December 31, 2002 and 2001, management believes the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank was considered well capitalized under Section 38 of the Federal Deposit Insurance Act as of its last regulatory exam. Management is unaware of any events or circumstances that would change the Bank's classification since that time.


--------------------------------------------------------------------------------
                                  (Continued)
                                                                             19.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 10 - REGULATORY CAPITAL REQUIREMENTS (Continued)

The Bank's actual capital levels and minimum required levels were as follows.

                                                                                           Minimum
                                                                                        Required to be
                                                             Minimum Required       Well Capitalized Under
                                                                for Capital           Prompt Corrective
                                         Actual              Adequacy Purposes        Action Regulations
                                         ------              -----------------        ------------------
(dollars in thousands)            Amount        Ratio      Amount        Ratio        Amount        Ratio
                                  ------        -----      ------        -----        ------        -----
DECEMBER 31, 2002:
Total capital (to risk-
  weighted assets)               $ 13,806       15.19%    $ 7,271         8.0%       $ 9,089       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)          $ 12,976       14.28%    $ 3,635         4.0%       $ 5,452        6.0%
Tier 1 (core) capital (to
  adjusted total assets)         $ 12,976        9.67%    $ 5,368         4.0%       $ 6,709        5.0%

DECEMBER 31, 2001:
Total capital (to risk-
  weighted assets)               $ 14,467       14.58%    $ 7,936         8.0%       $ 9,921       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)          $ 13,212       13.32%    $ 3,968         4.0%       $ 5,952        6.0%
Tier 1 (core) capital (to
  adjusted total assets)         $ 13,212        9.82%    $ 5,381         4.0%       $ 6,726        5.0%

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

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             20.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 10 - REGULATORY CAPITAL REQUIREMENTS (Continued)

In addition to the restriction described above, the Bank may not declare or pay cash dividends or repurchase any of its shares of common stock if the effect thereof would reduce the Bank's capital level below the aggregate balance required for the liquidation account, which was established at the time of the Bank's conversion from a federal mutual savings bank to a federal stock savings bank, which was consummated on December 28, 2000. The liquidation account was established in an amount equal to the Bank's total net worth as of the latest statement of financial condition appearing in the final prospectus ($8,336,785 at September 30, 2000). The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent the eligible depositors have reduced their qualifying deposits. Subsequent increases in an eligible depositor's deposit account will not restore such person's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualified balances for accounts then held.

NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Estimated fair values and the related carrying values of the Company's financial instruments at yearend are as follows.

                                                         2002                                2001
                                                         ----                                ----
                                              Carrying             Fair            Carrying            Fair
                                               Value               Value             Value             Value
                                               -----               -----             -----             -----
    Financial assets
       Cash and cash equivalents         $    16,320,500    $    16,320,000   $    12,197,766   $   12,198,000
       Securities available for sale          14,192,370         14,192,000        11,045,872       11,046,000
       Loans, net                             96,457,033         99,378,000       105,017,604      108,495,000
       Federal Home Loan Bank
         stock                                   614,400            614,000           587,000          587,000
       Accrued interest receivable               685,755            686,000           797,483          797,000

    Financial liabilities
       Deposits                             (118,926,155)      (119,527,000)     (116,795,884)    (117,722,000)
       Federal Home Loan Bank
         advances                                     --                 --        (2,000,000)      (2,066,000)
       Accrued interest payable                   (8,355)            (8,000)          (18,077)         (18,000)





--------------------------------------------------------------------------------
                                  (Continued)
                                                                             21.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

For purposes of the above disclosures of estimated fair values, certain assumptions were used. The carrying value for cash and cash equivalents, accrued interest receivable, Federal Home Loan Bank stock and accrued interest payable are considered to approximate fair value. The estimated fair value for securities available for sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans is based on estimates of the difference in interest rates the Company would charge the borrowers for similar such loans with similar maturities made at December 31, 2002 and 2001, applied for an estimated time period until the loan is assumed to reprice or to be paid. The estimated fair value for demand deposits, savings deposits and the variable-rate line of credit from Federal Home Loan Bank is based on their carrying value. The estimated fair value for time deposits and fixed-rate advances from Federal Home Loan Bank is based on estimates of the rate the Bank would pay on such deposits or borrowings at December 31, 2002 and 2001, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2002 and 2001 and are not considered significant to this presentation. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2002 and 2001, the estimated fair values would necessarily have been realized at that date, since market values may differ depending on various circumstances. The estimates of fair values at December 31, 2002 and 2001 should not necessarily be considered to apply at subsequent dates. In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as premises and equipment and life insurance contracts. Also, nonfinancial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.








--------------------------------------------------------------------------------
                                  (Continued)
                                                                             22.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 12 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for the parent company, Lawrence Financial Holdings, Inc.

                              CONDENSED BALANCE SHEETS
                             December 31, 2002 and 2001
                                                                  2002            2001
                                                                  ----            ----
  Assets
      Cash and cash equivalents                               $     695,665   $  2,052,022
      Investment in subsidiary                                   13,123,120     13,244,985
      Loans receivable from ESOP                                    447,199        490,933
      Dividends receivable from subsidiary                          515,000             --
      Deferred tax asset                                             59,037         48,130
                                                              -------------   ------------

             Total assets                                     $  14,840,021   $ 15,836,070
                                                              =============   ============
  Liabilities
      Accrued expenses and other liabilities                  $      51,230   $     57,772

  Shareholders' equity                                           14,788,791     15,778,298
                                                              -------------   ------------
             Total liabilities and shareholders' equity       $  14,840,021   $ 15,836,070
                                                              =============   ============


                          CONDENSED STATEMENTS OF INCOME
                      Years ended December 31, 2002 and 2001

                                                                  2002            2001
                                                                  ----            ----
  Interest income                                             $      58,601   $     96,033
  Dividends from subsidiary bank                                    533,000        540,000
                                                              -------------   ------------
  Income before income taxes and equity in
    undistributed earnings of subsidiary bank                       591,601        636,033

  Equity in undistributed earnings of subsidiary bank               177,911        125,725
                                                              -------------   ------------
  Total income                                                      769,512        761,758

  Non-interest expense                                              216,877        231,857
                                                              -------------   ------------
  Income before income taxes                                        552,635        529,901
  Income tax benefit                                                 53,814         46,180
                                                              -------------   ------------

  Net Income                                                  $     606,449   $    576,081
                                                              =============   ============

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             23.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

NOTE 12 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (Continued)

                               CONDENSED STATEMENTS OF CASH FLOWS
                             Years ended December 31, 2002 and 2001

                                                                           2002            2001
                                                                           ----            ----
Cash flows from operating activities
   Net income                                                          $    606,449    $   576,081
   Adjustments to reconcile net income to net cash from
     operating activities
       Equity in undistributed earnings of subsidiary bank                 (710,911)      (665,725)
       Dividend received                                                    533,000        540,000
       Restrictive stock award expense                                       69,876         67,381
       Net change in accrued expenses and other liabilities                 (17,648)      (684,628)
                                                                       ------------    -----------
            Net cash from operating activities                              480,766       (166,891)

Cash flows from investing activities
       Repayment on loan receivable from ESOP                                43,734         39,940
                                                                       ------------    -----------
            Net cash from investing activities                               43,734         39,940

Cash flows from financing activities
   Payment of dividends                                                    (197,257)       (54,308)
   Purchase of treasury stock                                            (1,683,600)            --
                                                                       ------------    -----------
            Net cash from financing activities                           (1,880,857)       (54,308)

   Net change in cash and cash equivalents                               (1,356,357)      (181,259)

Cash and cash equivalents at beginning of period                          2,052,022      2,233,281
                                                                       ------------    -----------

Cash and cash equivalents at end of period                             $    695,665    $ 2,052,022
                                                                       ============    ===========


The extent to which the Company may pay cash dividends to shareholders will depend on the cash currently available at the Company, as well as the Bank's ability to pay dividends to the Company (see Note 10).


--------------------------------------------------------------------------------