Form 10QSB
period 2003-03-31
LAWRENCE FINANCIAL HOLDINGS INC
filed 2003-05-12
CIK 1121577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

            Class:                                 Outstanding at April 30, 2003
Common Stock, $.01 par value                           650,110 Common Shares

Transitional Small Business Disclosure Format (Check One) : Yes |_| No |X|

                        Lawrence Financial Holdings, Inc.

                                   FORM 10-QSB

                          Quarter Ended March 31, 2003

                         Part I - Financial Information

                                                                            Page

ITEM 1 - Financial Statements

   Consolidated Balance Sheets ............................................    3

   Consolidated Statements of Income ......................................    4

   Consolidated Statements of  Comprehensive Income .......................    5

   Consolidated Statements of Changes in
     Shareholders' Equity .................................................    6

   Consolidated Statements of Cash Flows ..................................    7

   Notes to the Consolidated Financial Statements .........................    8

ITEM 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations ..........................   11

ITEM 3 - Controls and Procedures ..........................................   21

                           Part II - Other Information

Other Information .........................................................   22

Signatures ................................................................   23

Exhibits ..................................................................   26


--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and December 31, 2002

--------------------------------------------------------------------------------

                                                               (Unaudited)
                                                                March 31,       December 31,
                                                                   2003             2002
                                                                   ----             ----
ASSETS

   Cash and due from banks                                    $  14,652,477    $  16,140,900
   Merrill Lynch money market fund                                  339,260          179,600
                                                              -------------    -------------
      Total cash and cash equivalents                            14,991,737       16,320,500
   Securities available for sale, at fair value                  17,978,939       14,192,370
   Loans receivable, net                                         95,370,138       96,457,033
   Federal Home Loan Bank stock                                     620,400          614,400
   Premises and equipment, net                                    3,426,808        3,340,888
   Accrued interest receivable                                      666,522          685,755
   Cash surrender value of life insurance                         2,170,825        2,131,685
   Other assets                                                     855,950          645,916
                                                              -------------    -------------

                                                              $ 136,081,319    $ 134,388,547
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities
      Noninterest-bearing deposits                            $   2,769,988    $   1,995,918
      Interest-bearing deposits                                 118,368,936      116,930,237
                                                              -------------    -------------
         Total deposits                                         121,138,924      118,926,155
      Other liabilities                                             690,317          673,601
                                                              -------------    -------------
         Total liabilities                                      121,829,241      119,599,756

   Shareholders' Equity
      Common stock; par value $0.01 per share; shares
         authorized: 4,000,000; shares issued: 799,110                7,991            7,991
      Additional paid-in capital                                  7,484,681        7,467,042
      Retained earnings                                           9,566,346        9,485,971
      Treasury stock, at cost; shares: 121,500 in
         2003 and 94,000 in 2002                                 (2,176,180)      (1,683,600)
      Unearned ESOP shares                                         (419,062)        (434,580)
      Unearned restricted stock awards                             (201,794)        (201,794)
      Accumulated other comprehensive income,
         net of tax of $(5,102) at 2003 and $76,119 in 2002          (9,904)         147,761
                                                              -------------    -------------
            Total shareholders' equity                           14,252,078       14,788,791
                                                              -------------    -------------

               Total liabilities and shareholders' equity     $ 136,081,319    $ 134,388,547
                                                              =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2003             2002
                                                       ----             ----
Interest income
   Loans, including fees                           $ 1,741,084      $ 2,077,877
   Taxable securities                                  192,020          165,436
   Tax exempt securities                                22,336               --
   Overnight deposits                                   22,484           31,538
                                                   -----------      -----------

                                                     1,977,924        2,274,851
                                                   -----------      -----------

Interest expense
   Deposits                                            680,711        1,019,140
   Federal Home Loan Bank borrowings                        --           29,145
                                                   -----------      -----------

                                                       680,711        1,048,285
                                                   -----------      -----------

Net interest income                                  1,297,213        1,226,566

Provision for loan losses                              300,000          150,000
                                                   -----------      -----------

Net interest income
   after provision for loan losses                     997,213        1,076,566

Noninterest income
   Net securities gains (losses)                       153,122           (4,889)
   Service charges                                     106,498          107,588
   Other                                                40,317           62,922
                                                   -----------      -----------

                                                       299,937          165,621
                                                   -----------      -----------

Noninterest expense
   Salaries and benefits                               488,550          435,803
   Deposit insurance premiums                           15,272           28,748
   Occupancy and equipment                              92,164           84,292
   Data processing                                     196,383          134,163
   Franchise tax                                        33,000           33,000
   Advertising expense                                  30,642           31,324
   Professional fees                                    88,831           70,642
   Other                                               181,699          142,661
                                                   -----------      -----------

                                                     1,126,541          960,633
                                                   -----------      -----------

Income before income tax                               170,609          281,554

Provision for income tax                                43,779           89,199
                                                   -----------      -----------

Net income                                         $   126,830      $   192,355
                                                   ===========      ===========

Basic earnings per common share$                          0.20      $      0.27
                                                   ===========      ===========

Diluted earnings per common share                  $      0.20      $      0.26
                                                   ===========      ===========

                  The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2003           2002
                                                          ----           ----

Net income                                             $ 126,830      $ 192,355

Other comprehensive income:
   Unrealized gains (losses)
      arising during period                              (85,764)      (171,003)
   Reclassification adjustment for (gains)
      losses included in net income                     (153,122)         4,889
                                                       ---------      ---------
Total other comprehensive income (loss)                 (238,886)      (166,114)
   Income tax expense (benefit)                           81,221         56,479
                                                       ---------      ---------

   Other comprehensive income (loss),
      net of tax                                        (157,665)      (109,635)
                                                       ---------      ---------

Comprehensive income (loss)                            $ (30,835)     $  82,720
                                                       =========      =========

                   The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     Year Ended December 31, 2002 and the Three Months Ended March 31, 2003
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Additional
                                             Common        Paid-In       Retained      Treasury
                                              Stock        Capital       Earnings        Stock
                                              -----        -------       --------        -----
Balance - January 1, 2002                  $     7,991   $ 7,426,239   $ 9,076,779    $        --

Net income                                          --            --       606,449             --
Net unrealized appreciation on
  securities available for sale,
  net of tax of $59,115                             --            --            --             --
Treasury Stock acquired - 94,000 shares             --            --            --     (1,683,600)
Cash dividend - $0.28 per share                     --            --      (197,257)            --
Stock-based compensation                            --        40,803            --             --
                                           -----------   -----------   -----------    -----------

Balance, December 31, 2002                       7,991     7,467,042     9,485,971     (1,683,600)

Net income                                          --            --       126,830             --
Net unrealized depreciation on
  securities available for sale,
  net of tax  benefit of $(81,221)                  --            --            --             --
Treasury Stock  acquired - 27,500 shares            --            --            --       (492,580)
Cash dividend - $0.07 per share                     --            --       (46,455)            --
Stock-based compensation                            --        17,639            --             --
                                           -----------   -----------   -----------    -----------

Balance, March 31, 2003                    $     7,991   $ 7,484,681   $ 9,566,346    $(2,176,180)
                                           ===========   ===========   ===========    ===========

                                                            Unearned     Accumulated
                                             Unearned      Restricted       Other
                                               ESOP          Stock      Comprehensive
                                              Shares         Awards        Income          Total
                                              ------         ------        ------          -----
Balance - January 1, 2002                  $  (496,660)   $  (269,059)   $    33,008    $15,778,298

Net income                                          --             --             --        606,449
Net unrealized appreciation on
  securities available for sale,
  net of tax of $59,115                             --             --        114,753        114,753
Treasury Stock acquired - 94,000 shares             --             --             --     (1,683,600)
Cash dividend - $0.28 per share                     --             --             --       (197,257)
Stock-based compensation                        62,080         67,265             --        170,148
                                           -----------    -----------    -----------    -----------

Balance, December 31, 2002                    (434,580)      (201,794)       147,761     14,788,791

Net income                                          --             --             --        126,830
Net unrealized depreciation on
  securities available for sale,
  net of tax  benefit of $(81,221)                  --             --       (157,665)      (157,665)
Treasury Stock  acquired - 27,500 shares            --             --             --       (492,580)
Cash dividend - $0.07 per share                     --             --             --        (46,455)
Stock-based compensation                        15,518             --             --         33,157
                                           -----------    -----------    -----------    -----------

Balance, March 31, 2003                    $  (419,062)   $  (201,794)   $    (9,904)   $14,252,078
                                           ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                      Three Months Ended
                                                                           March 31,
                                                                 ----------------------------
                                                                     2003            2002
                                                                     ----            ----
Cash flows from operating activities
   Net income                                                    $    126,830    $    192,355
   Adjustments to reconcile net income to net cash from
     operating activities
      Depreciation                                                     53,352          43,885
      Provision for loan losses                                       300,000         150,000
      Stock dividend on Federal Home Loan Bank stock                   (6,000)         (6,500)
      Net premium amortization                                         32,807          (7,370)
      Net securities (gains) losses                                  (153,122)          4,889
      Gain on disposal of fixed assets                                 (2,800)             --
      ESOP expense                                                     33,157          26,100
      Restricted stock award expense                                   16,816          19,600
      Change in other assets and liabilities                         (102,532)       (364,624)
                                                                 ------------    ------------

Net cash from operating activities                                    298,508          58,335
                                                                 ------------    ------------

Cash flows from investing activities
   Purchase of:
      Securities available for sale                               (17,351,736)     (1,365,000)
      Premises and equipment                                         (139,271)        (25,417)
   Proceeds from:
      Sale of securities available for sale                        12,823,839       1,000,000
      Calls, maturities and principal repayments of securities
         available for sale                                           619,703              --
      Sale of fixed assets                                              2,800              --
   Net change in loans                                                743,660       2,316,044
                                                                 ------------    ------------

         Net cash from investing activities                        (3,301,005)      1,925,624
                                                                 ------------    ------------

Cash flows from financing activities
   Net change in:
      Deposits                                                      2,212,769      (3,085,253)
   Cash dividend paid                                                 (46,455)        (54,634)
   Purchase of treasury stock                                        (492,580)       (651,900)
                                                                 ------------    ------------

         Net cash from financing activities                         1,673,734       3,791,787
                                                                 ------------    ------------

Net change in cash and cash equivalents                            (1,328,762)      1,807,825

Cash and cash equivalents at beginning of the year                 16,320,500      13,349,261
                                                                 ------------    ------------

Cash and cash equivalents at end of the period                   $ 14,991,737    $ 11,541,436
                                                                 ============    ============

Supplemental disclosures:
   Cash paid during the period for:
      Interest                                                   $    683,206    $  1,043,605
      Income taxes                                                    100,000         273,000

   Non-cash transactions
      Transfer of loans to real estate owned                           43,235              --

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

Nature of Operations: The Company provides financial services through its offices in Lawrence and Scioto Counties, Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are real estate mortgage and installment loans. Substantially all loans are secured by specific items of collateral including consumer assets and real estate. Lawrence Financial Services Corporation only holds liquid assets in the form of cash. The operations from Lawrence Financial Services Corporation are not considered to be significant. Management considers the Company to operate in one segment, banking.

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

                                                              Three Month Period
                                                                Ended March 31
                                                             -------------------
                                                               2003        2002
                                                             -------     -------
Net weighted average shares outstanding - Basic              633,122     715,669
Effect of stock options                                        9,745       5,932
Effect of non-vested stock awards                              1,668      18,037
                                                             -------     -------
Net effect of stock options and non-vested
   stock awards                                               11,413      23,969
Weighted average shares outstanding - Diluted                644,535     739,638
                                                             =======     =======

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

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2003         2002
                                                            ----         ----

Reported net income                                       $126,830     $192,355
Pro forma impact                                            (9,725)      (9,725)
                                                          --------     --------
Pro forma net income                                      $117,105     $182,630
                                                          ========     ========

Reported basic earnings per common share                  $   0.20     $   0.27
Pro forma impact                                             (0.02)       (0.01)
                                                          --------     --------
Pro forma basic earnings per common share                 $   0.18     $   0.26
                                                          ========     ========

Reported diluted earnings per common share                $   0.20     $   0.26
Pro forma impact                                             (0.02)       (0.01)
                                                          --------     --------
Pro forma diluted earnings per common share               $   0.18     $   0.25
                                                          ========     ========

Management's Opinion: In the opinion of management, the accounting and reporting policies followed by Lawrence Financial Holdings, Inc. conform to accounting principles generally accepted in the United States of America (US GAAP). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses is particularly subject to change.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lawrence Financial Holdings, Inc. at March 31, 2003, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by US GAAP. Lawrence Financial Holdings, Inc.'s Annual Report for the year ended December 31, 2002, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

NOTE 2 - REGULATORY CAPITAL REQUIREMENTS

      The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt-corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At March 31, 2003 and December 31, 2002, management believes the Bank complied with all regulatory capital requirements. At March 31, 2003, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. Management is unaware of any events or circumstances that would change the Bank's classification since this time.

      The Bank's actual capital levels and minimum required levels were as follows:


--------------------------------------------------------------------------------

                                                                                              Minimum
                                                                                          Required to be
                                                              Minimum Required        Well Capitalized Under
                                                                 for Capital             Prompt Corrective
                                        Actual                Adequacy Purposes         Action Regulations
                                        ------                -----------------         ------------------
(dollars in thousands)           Amount        Ratio        Amount         Ratio       Amount         Ratio
                                 ------        -----        ------         -----       ------         -----
March 31, 2003:
Total capital (to risk-
   weighted assets)             $13,383        14.75%      $ 7,259          8.0%      $ 9,073         10.0%
Tier 1 (core) capital (to
   risk-weighted assets)         12,559        13.85         3,627          4.0         5,441          6.0
Tier 1 (core) capital (to
   adjusted total assets)        12,559         9.25         5,431          4.0         6,789          5.0

December 31, 2002:
Total capital (to risk-
   weighted assets)             $13,806        15.19%      $ 7,271          8.0%      $ 9,089         10.0%
Tier 1 (core) capital (to
   risk-weighted assets)         12,976        14.28         3,635          4.0         5,452          6.0
Tier 1 (core) capital (to
   adjusted total assets)        13,212         9.67         5,368          4.0         6,709          5.0

      Regulations of the Office of Thrift Supervision (OTS) limit the amount of capital distributions that may be made by the Bank without prior approval of the OTS. The regulatory restriction provides that the Bank may make a capital distribution without notifying the OTS or applying to the OTS for approval provided that (1) the total amount of all capital distributions at the institution (including the proposed capital distribution) for the applicable calendar year does not exceed the institution's net income for that year to date plus the institution's retained net income for the preceding two years; (2) the institution will be well capitalized following the proposed capital distributions; and, (3) certain other conditions are met.

      In addition to the restriction described above, the Bank may not make any capital distributions if the effect thereof would reduce the Bank's capital level below the aggregate balance required for the liquidation account established in connection with the Bank's mutual-to-stock conversion.


--------------------------------------------------------------------------------

NOTE 3 - ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING LOANS

Activity in the allowance for loan losses is as follows:

                                                     Three Months Ended March 31
                                                         2003            2002
                                                       -------         -------
             (Dollars in Thousands)
Beginning Balance ..............................       $ 1,111         $ 1,232
Provision for Loan Losses ......................           300             150
Charge Offs ....................................          (227)           (146)
Recoveries .....................................            17               3
                                                       -------         -------
Ending Balance .................................       $ 1,201         $ 1,239
                                                       =======         =======

The following table shows the components of non-performing assets at:

                                                           3/31/03      12/31/02
                                                           -------      --------
              (Dollars in Thousands)
Non-Accrual Loans ..................................       $  602        $  531
Loans 90 days or more past due
   and still accruing interest .....................          956         1,411
                                                           ------        ------

   Total Non-Performing Loans ......................        1,558         1,942
                                                           ------        ------
Other Real Estate Owned ............................          111           151
Total Non-Performing Assets ........................       $1,669        $2,093
                                                           ======        ======
Non-performing loans to total loans ................         1.61%         1.99%
Non-performing assets to total loans plus
   other real estate owned .........................         1.73%         2.14%
Allowance for loan losses to total
   non-performing loans ............................        77.09%        57.20%
Loans 90 days or more past due and
   not on non-accrual to total loans ...............          .99%         1.45%


--------------------------------------------------------------------------------

ITEM 2

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

                             Selected Financial Data

--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------
Significant Ratios (Annualized):

Net income to
   Average total assets                                      0.38%         0.58%
   Average stockholders' equity                              3.52          4.98
Net Interest Margin                                          4.11          3.94
Average net loans to average deposits                       80.11         90.61

Average stockholders' equity to
   average total assets                                     10.68         11.64

Capital ratios
   Tier I capital                                            9.25         10.16
   Risk-based capital                                       14.75         15.03

--------------------------------------------------------------------------------

Per Share Data:

Earnings per weighted average share
   Basic                                                 $   0.20      $   0.27
   Diluted                                                   0.20          0.26
Weighted average shares outstanding
   Basic                                                  633,122       715,669
   Diluted                                                644,535       739,638
Total shares outstanding                                  677,610       762,110
Cash dividends per share                                      .07           .07
Book value per share at end of period                    $  21.03      $  19.92
Last sale at end of period
   Source: NASDAQ.com                                       18.70         16.85

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


--------------------------------------------------------------------------------

Operating Strategy

      Lawrence Financial, through its wholly owned subsidiary Lawrence Federal Savings Bank (the "Bank" or "Lawrence Federal"), operates as a community-oriented financial institution focused on meeting the financial service needs of consumers in its market area. To accomplish this objective, Lawrence Federal offers a variety of mortgage and consumer loans and retail deposit products. Lawrence Federal extends its lending activities outside of its market area through programs for originating automobile loans through a network of dealers. The consumer loans originated through these indirect lending programs typically have shorter terms and higher yields than mortgage loans. In addition, the origination of shorter term consumer loans will help Lawrence Federal in managing its interest rate risk. However, these indirect lending programs represent a higher risk of credit loss than real estate loans, since the collateral securing these loans may decline in value quickly.

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

      As we have discussed in prior disclosures, the Company has experienced an increase in delinquent loans and non-performing assets. Much of the increase has been related to delinquency within the indirect mobile home loan portfolio. In response to this trend, the Company halted the origination of new mobile home loans in the second quarter of 2002, internalized the majority of the collection process involving indirect mobile homes and increased the monthly provision for loan losses.

      The Bank continued to experience credit quality issues in portions of the loan portfolio, and expensed $300,000 of provision in the first quarter of 2003, compared to $150,000 in the first quarter of 2002.

      During the three month period ended March 31, 2003, the Company had net charge-offs of approximately $210,000. At March 31, 2003, the Company had a ratio of Allowance for Loan Loss to gross loans of 1.24% compared to 1.19% on the same date in 2002.


--------------------------------------------------------------------------------

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

      Total assets increased $1.7 million, or 1%, to $136.1 million at March 31, 2003 when compared to the balances at December 31, 2002. At March 31, 2003, net loans receivable had decreased $1.1 million, or 1%, when compared to the balances at December 31, 2002. Direct and indirect consumer loans decreased $1.7 million, or 4%, real estate loans decreased by $1.8 million, or 4%, indirect mobile home loans decreased $774,000, or 5%, and commercial loans increased $1.8 million, or 34% at March 31, 2003. The allowance for loan losses at March 31, 2003 was $1.2 million. The growth in the commercial loan portfolio was due primarily to the origination of several commercial loan participations with other, local commercial banks. Lawrence Federal's long term investments, held in the form of securities, increased by $3.8 million or 27%, when comparing March 31, 2003 balances to December 31, 2002. The reason for the growth in long term investments was due to the fact the bank had excess liquidity in the form of cash in the form of overnight deposits, which were earning only minimal interest. During the first three months of 2003 Lawrence Financial's available cash and cash equivalents decreased to $14.9 million, a decrease of $1.3 million, or 8%. This decrease was primarily due to the purchase of long term investments.

      Compared to December 31, 2002, total deposits increased $2.2 million, or 2%, to $121.1 million at March 31, 2003.

      Equity decreased $537,000, or 3.6%, to $14.3 million at March 31, 2003 when compared to December 31, 2002. During the period ended March 31, 2003, treasury stock purchased totaled $493,000, retained earnings increased $80,000 as a result of net income for the period and the payment of $46,000 in cash dividends to the shareholders.

Comparison of Operating Results for the Three Month Period Ending March 31, 2003 and 2002

      General. For the three months ended March 31, Lawrence Financial's net income decreased 34% to $127,000 for 2003 from $192,000 for 2002. Return on average assets was 0.38% for the first quarter of 2003, compared to 0.58% for the same period in 2002. Return on average equity was 3.52% for the first quarter of 2003, compared to 4.98% for the same period in 2002. Net interest income increased $71,000, or 6%, during the first quarter ending March 31, 2003 compared to the same period in 2002. Noninterest income increased $134,000, or 81%, during the first quarter ending March 31, 2003 compared to the same period in 2002. Offsetting the increase in net interest income was a $150,000, or 100%, increase in the provision for loan losses for the quarter ended March 31, 2003. Also offsetting the increase in net interest and noninterest income was a $166,000, or 17%, increase in noninterest expense for the quarter ended March
31. There are several causes for the increase in non-interest expense. The Company has expensed $299,000 year to date for salaries and wages compared to $260,000 during the same period in 2002. The Company has also experienced: increased costs of employee benefits; increased data processing fees; increased costs related to the collection of delinquent mobile home loans; and other non-interest expenses which are related to the growth of the Company's customer base.

      Interest Income. Interest income decreased $297,000, or 13%, for the quarter compared to the same quarter in 2002. Interest income on loans decreased $337,000, or 16% for the quarter. These decreases were primarily a result of a decline in the balance of the loan portfolio and a decrease in the yield on the portfolio. Interest income on long-term investments increased $49,000, or 30% for the quarter, primarily as a result of a larger average balance being carried by the Company during 2003. The average yield on interest-earning assets declined to 6.27% for the quarter ended March 31, 2003, from 7.37% for the same period in 2002, as lower yielding long term investments became a higher percentage of interest-earning assets.

      Interest Expense. Interest expense decreased $368,000, or 35%, for the quarter compared to the same quarter in 2002. The decrease in interest expense for the quarter ending March 31, 2003, was a direct result of a decline in the rates paid on deposits. In the first quarter of 2003, there was no interest paid on Federal Home Loan Bank advances compared to $29,000 for the same period in 2002. The average cost of interest-bearing liabilities was 2.30% for the quarter ended March 31, 2003 compared to 3.65% for the same period in 2002, primarily as a result of lower market rates on certificates of deposits and a change in the mix of deposits with a higher percentage of deposit dollars being made up from lower cost funding sources.


--------------------------------------------------------------------------------

      Provision for Loan Losses. Activity in the allowance for loan losses (the "Allowance") consists of increases due to monthly provisions for loan losses and decreases for monthly charge offs, net of recoveries. Management analyzes the adequacy of the allowance balance at least quarterly by determining its estimate of probable losses in the loan portfolio and comparing that estimate to the allowance's balance. Management calculates its estimate of probable losses primarily by applying expected loss percentages to classified loans and homogeneous loan categories. The impact of these events are described in more detail below as part of the discussion comparing the first quarter of 2003, to the fourth quarter 2002 and the first quarter of 2002.

      The provision for loan losses was $300,000 for the first quarter of 2003 which represents an increase of $150,000, or 100%, over the provision of $150,000 recorded for the same period in 2002. The increase in provision was driven, in part, by a shift in the loan portfolio's mix toward more consumer and commercial loan balances which, historically, contain more risk of loss to the Bank than loans secured by mortgages. In addition to the change in the mix of the loan portfolio, the Bank has experienced a trend, particularly over the last twelve months, showing a deterioration in asset quality.

      Non-performing assets totaled $1.67 million at March 31, 2003, or 1.23% of assets. Of the $1.67 million in non-performing assets, $956,000 were loans which are 90 days or more past due and still accruing interest and $602,000 were loans in a non-accrual status. Non-performing indirect mobile home loans made up $601,000 of the loans that were 90 days or more past due and still accruing interest and $183,000 of the loans that are carried in a non-accrual status. At December 31, 2002, non-performing assets totaled $2.09 million or 1.56% of assets. Of the $2.09 million $1.41 million were loans which are 90 days or more past due and still accruing interest and $531,000 were loans in a non-accrual status. At December 31, 2002, non-performing indirect mobile home loans made up $975,000 of the loans that were 90 days or more past due and still accruing interest and $180,000 of the loans that are carried in a non-accrual status. To facilitate long-term improvement to the quality of the Bank's loan portfolios, the Bank's loan review and collection processes have been enhanced in 2002 by the addition of experienced employees. In addition to these improvements the Bank hired an experienced Certified Public Accountant to implement a full time internal audit department within the Company during the second quarter of 2002. Management believes that these changes have served to improve the quality of the information used to analyze the credit risk contained on the balance sheet and the adequacy of the Bank's allowance for loan losses.

      Allowance for loan losses totaled $1.2 million at March 31, 2003 and 2002. At March 31, 2003, Lawrence Federal's allowance for loan losses represented 1.24% of total gross loans and 77% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected. Furthermore, while Lawrence Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Lawrence Federal's loan portfolio, will not request Lawrence Federal to increase its future provisions for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Lawrence Federal's financial condition and results of operations.

      Management continues to monitor closely the risk characteristics of the loan portfolio, local economic conditions and, as stated earlier, will consider these factors when evaluating the appropriate amount of provision and allowance for loan losses. Management believes the allowance to be adequate at March 31, 2003.


--------------------------------------------------------------------------------

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage change from the three months ended March 31, 2003 to the same period in 2002.

                                        Quarters Ended
                                                             Dollar   Percentage
                                       3/31/03   3/31/02     Change     Change
                                       -------   -------     ------     ------
        (Dollars in Thousands)
Net securities gains (losses) .......   $ 153     $  (5)     $ 158        N/M
Service charges .....................     106       108         (2)         2%
Other ...............................      41        63        (22)        35%
                                        -----     -----      -----
      Total .........................   $ 300     $ 166      $ 134         81%
                                        =====     =====      =====

      Net securities gains recognized for the quarter ended March 31, 2003 were not duplicated in the same period of 2002. Securities were sold in the first quarter of 2003 to reduce the bank's exposure to unrealized losses in an upward rate environment. During the first quarter of 2003, management determined that there were investments being held that should be sold due to market conditions. The gains recognized are not expected to be repeated during the remainder of 2003. The decrease in "Other" was primarily due to the loss of $18,000 recorded from the sale of real estate owned, in addition to fluctuations in various items including a decrease in income earned on the cash surrender value of bank owned life insurance.


--------------------------------------------------------------------------------

Non-Interest Expense. The following tables show the components of noninterest expense and the dollar and percentage change from the three months ended March 31, 2003 to the same period in 2002.

                                     Quarters Ended
                                                          Dollar      Percentage
                                   3/31/03    3/31/02     Change        Change
                                   -------    -------     ------        ------
      (Dollars in Thousands)
Salaries and benefits ..........    $  489     $  436     $   53          12%
Deposit insurance premiums .....        15         29        (14)        (48)%
Occupancy and equipment ........        92         84          8          10%
Data processing ................       196        134         62          46%
Franchise tax ..................        33         33         --          --
Advertising expense ............        31         31         --          --
Other ..........................       271        214         57          27%
                                    ------     ------     ------
      Total ....................    $1,127     $  961     $  166          17%
                                    ======     ======     ======

      Non-interest expense increased $166,000, or 17%, for the three months ended March 31, 2003, as compared to the same period in 2002. The increase in salaries and benefits for the three months ended March 31, 2003 compared to the same period in 2002 reflects the addition of employees in the loan collection, loan review, internal audit and operations departments within the Company's banking subsidiary. The Company increased 2003 salaries and wages by an average of 3% and the cost of employee health benefits has increased by 30% when compared to the same three month period in 2002. The increase in data processing expense is the result of an increase of $10,000 in regular data processing fees and a $50,000 expense related to the conversion process (discussed in following paragraph). The Company has also experienced increases in: printing and supplies; and other non-interest expenses which are related to the growth of the Company's customer base and the daily operation of the Company.

      In July 2003 the Company plans to replace its existing data processing system. This conversion to a new processing system will better position the bank to offer additional products, manage existing products, enhance customer service value, and as an ultimate result, enhance shareholder value. While the final costs for the deconversion process are unknown until the conversion process is completed, the final savings for the post conversion process from the current processor will more than offset these costs within the first year of processing. Management is actively monitoring the pre-conversion activities and working with outside parties to provide for a successful conversion.

      Income Tax Expense. The provision for income tax was $44,000 for the three months ended March 31, 2003, compared to $89,000 in the same period for 2002. The provision decreased as a result of lower taxable income. The effective tax rate for the quarter ended March 31, 2003 was 26.0% compared with 32.0% for the same period in 2002.


--------------------------------------------------------------------------------

Average Balances, Interest and Average Yields/Cost

      The following table presents certain information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields, which have been annualized, and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances were derived from daily balances.

                                             --------------------------------------------------------------
                                                               Three months ended March 31,
                                             --------------------------------------------------------------
                                                          2003                             2002
                                             ------------------------------   -----------------------------
                                                                    Average                         Average
                                             Average                 Yield/   Average                Yield/
(Dollars in Thousands)                       Balance    Interest      Rate    Balance    Interest     Rate
                                             -------    --------    -------   -------    --------   -------
Interest-earning assets:
   Loans (1) .............................    96,252      1,741       7.28%   103,759      2,078      8.06%
   Securities (2) ........................    20,261        214       4.44%    11,632        165      5.69%
   Short term investments ................    11,145         23       0.83%     8,870         32      1.46%
                                             -------    -------               -------    -------
      Total interest-earning assets ......   127,658      1,978       6.27%   124,261      2,275      7.36%
Non-interest-earning assets ..............     8,986                           10,426
                                             -------                          -------
      Total assets .......................   136,644                          134,687
                                             =======                          =======

Interest-bearing liabilities:
   Deposits:
      Passbook accounts ..................    33,414         81       0.98%    25,484        144      2.29%
      Money market accounts ..............     1,041          3       1.17%     1,003          8      3.40%
      NOW accounts .......................    15,957         32       0.81%    14,264         50      1.39%
      Certificates of deposit ............    69,736        565       3.29%    73,757        817      4.49%
                                             -------    -------               -------    -------
         Total deposits ..................   120,148        681       2.30%   114,508      1,019      3.61%

   FHLB advances .........................        --         --         --      2,000         29      5.90%
                                             -------    -------               -------    -------
         Total interest-bearing
            liabilities ..................   120,148        681       2.30%   116,508      1,048      3.65%
Non-interest-bearing liabilities .........     1,899                            2,503
                                             -------                          -------

         Total liabilities ...............   122,047                          119,011
Total retained earnings ..................    14,597                           15,676
                                             -------                          -------

         Total liabilities and retained
            earnings .....................   136,644                          134,687
                                             =======                          =======

   Net interest-earning assets ...........     7,510                            7,753
                                             =======                          =======

   Net interest income/interest
      rate spread (3) ....................                1,297       3.97%                1,227      3.71%
                                                        =======    =======               =======    =======
   Net interest margin (4) ...............                 4.11%                            3.94%
   Ratio of interest-earning assets
      to interest-bearing liabilities ....    106.25%                          106.65%

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


--------------------------------------------------------------------------------

Management of Interest Rate Risk and Market Risk Analysis

      Qualitative Aspects of Market Risk. Lawrence Federal's most significant form of market risk is interest rate risk. The principal objectives of Lawrence Federal's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given Lawrence Federal's business strategy, operating environment, capital, liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. Lawrence Federal has an Asset/Liability Committee (ALCO), responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The ALCO is actively involved in reviewing the mix, volume and pricing strategies associated with managing the Bank's balance sheet and interest rate risk. During the first three months of 2003 management has utilized several internal reports to better analyze the current financial position of the Bank, and the Company, and to identify historic trends in both entities. However, management is aware that the movement of interest rates is an uncertainty which could have a negative impact on the earnings of Lawrence Federal.

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

      Quantitative Aspects of Market Risk. When evaluating interest rate risk Lawrence Federal utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision (the "OTS"), which is supplemented by an internally generated monthly "Rate-Volume-Variance Report". The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at December 31, 2002 (the most recent data available), that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.

                                                                         NPV as % of Portfolio
    Change in                   Net Portfolio Value                         Value of Assets
 Interest Rates        ---------------------------------------        -------------------------
In Basis Points        (Dollars in thousands)                          NPV
  (Rate Shock)         $ Amount      $ Change         % Change        Ratio          Change (1)
---------------        --------      --------         --------        ------         ----------
      300              $14,790       $(2,685)            (15)         10.99%           (153)
      200               16,062        (1,413)             (8)         11.76%            (76)
      100               16,976          (499)             (3)         12.28%            (24)
     Static             17,475            --              --          12.52%             --
     -100               17,728           253               1          12.61%              8

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

      As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features


--------------------------------------------------------------------------------
which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

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

      Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At March 31, 2003, cash and short-term investments totaled $15.0 million. Securities classified as available-for-sale totaled $17.9 million at March 31, 2003.

      Funding is obtained primarily from activity involving deposit accounts and Federal Home Loan Bank advances. In the first three months of 2003 Lawrence Federal experienced a net increase in total deposits of $2.2 million compared to a decrease of $3.1 million for the same period in 2002. In addition, at March 31, 2003, Lawrence Federal had the ability to borrow a total of approximately $15.0 million from the Federal Home Loan Bank of Cincinnati through the use of an existing Cash Management Advance agreement. On that date, Lawrence Federal had no long term advances outstanding. On the same date in 2002, Federal Home Loan Bank advances were $2 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits.

      Lawrence Federal is subject to various regulatory capital requirements administered by the Office of Thrift Supervision including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2003, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See the table on page nine (9) of this filing for more detail regarding the Bank's capital position.

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

ITEM 3
--------------------------------------------------------------------------------

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

                          Quarter ended March 31, 2003

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

                  A report on form 8-K was filed on January 15, 2003. Under Item 5, Other Events, Lawrence Financial Holdings, Inc. reported that it issued a press release to announce the date of its annual meeting of shareholders.


--------------------------------------------------------------------------------

Signatures

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Lawrence Financial Holdings, Inc.


Date: May 09, 2003            /s/ Jack L. Blair
     -------------------      --------------------------------------------------
                              Jack L. Blair
                              President and Chief Executive Officer


Date: May 09, 2003            /s/ RobRoy Walters
     -------------------      --------------------------------------------------
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 09, 2003
     ------------------------

                                          /s/ RobRoy Walters
                                          ----------------------------------
                                          RobRoy Walters
                                          Chief Financial Officer


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 09, 2003
     ------------------------

                                          /s/ Jack L. Blair
                                          ----------------------------------
                                          Jack Blair
                                          Chief Executive Officer


--------------------------------------------------------------------------------