Form 10QSB
period 2003-06-30
LAWRENCE FINANCIAL HOLDINGS INC
filed 2003-08-14
CIK 1121577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                         Commission file number: 0-31847

                        Lawrence Financial Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Maryland                                               31-1724442
 ------------------------------                              -------------------
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

           Class:                                   Outstanding at July 31, 2003
Common Stock, $.01 par value                            650,110 Common Shares

Transitional Small Business Disclosure Format (Check One): Yes |_|   No |X|

                        Lawrence Financial Holdings, Inc.
                                   FORM 10-QSB
                           Quarter Ended June 30, 2003

                                                                            Page
                                                                            ----

                         Part I - Financial Information

ITEM 1 - Financial Statements

         Consolidated Balance Sheets ........................................  2

         Consolidated Statements of Income...................................  3

         Consolidated Statements of Comprehensive Income.....................  4

         Consolidated Statements of Changes in
          Shareholders' Equity...............................................  5

         Consolidated Statements of Cash Flows...............................  6

         Notes to the Consolidated Financial Statements......................  7

ITEM 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................... 11

ITEM 3 - Controls and Procedures............................................. 20

                           Part II - Other Information

Other Information............................................................ 21

Signatures................................................................... 22

Exhibits .................................................................... 23


--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002

--------------------------------------------------------------------------------

                                                                      (Unaudited)
-------------------------------------------------------------------------------------------------------
                                                                        June 30,          December 31,
                                                                          2003               2002
                                                                     -------------       -------------
ASSETS
     Cash and due from banks                                         $  10,762,740       $  16,140,900
     Merrill Lynch money market fund                                       487,120             179,600
                                                                     -------------       -------------
         Total cash and cash equivalents                                11,249,860          16,320,500
     Securities available for sale, at fair value                       25,002,609          14,192,370
     Loans receivable, net                                              91,299,315          96,457,033
     Federal Home Loan Bank stock                                          626,500             614,400
     Premises and equipment, net                                         3,419,030           3,340,888
     Accrued interest receivable                                           626,278             685,755
     Cash surrender value of life insurance                              2,208,880           2,131,685
     Other assets                                                          880,338             645,916
                                                                     -------------       -------------
              Total Assets                                           $ 135,312,810       $ 134,388,547
                                                                     =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities
         Noninterest-bearing deposits                                $   3,016,513       $   1,995,918
         Interest-bearing deposits                                     117,627,520         116,930,237
                                                                     -------------       -------------
              Total deposits                                           120,644,033         118,926,155
         Other liabilities                                                 780,356             673,601
                                                                     -------------       -------------
              Total liabilities                                        121,424,389         119,599,756
                                                                     -------------       -------------
     Shareholders' Equity
         Common stock; par value $0.01 per share; shares
         authorized: 4,000,000; shares issued: 799,110                       7,991               7,991
         Additional paid-in capital                                      7,499,672           7,467,042
         Retained earnings                                               9,645,516           9,485,971
         Treasury stock, at cost; shares: 149,000 in
              2003 and 94,000 in 2002                                   (2,728,688)         (1,683,600)
Unearned ESOP shares                                                      (403,540)           (434,580)
         Unearned restricted stock awards                                 (201,794)           (201,794)
         Accumulated other comprehensive income,
              net of tax of $35,681 at 2003 and $76,119 in 2002             69,264             147,761
                                                                     -------------       -------------
              Total shareholders' equity                                13,888,421          14,788,791
                                                                     -------------       -------------
                  Total liabilities and shareholders' equity         $ 135,312,810       $ 134,388,547
                                                                     =============       =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


--------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
            Three Months Ended and Six Months June 30, 2003 and 2002
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                Three Months Ended               Six Months Ended
                                                    June 30,                         June 30,
                                            --------------------------      --------------------------
                                               2003            2002            2003            2002
                                            ----------      ----------      ----------      ----------
Interest income
     Loans, including fees                  $1,677,334      $2,048,371      $3,418,418      $4,126,248
     Taxable securities                        173,513         161,004         365,533         326,440
     Tax exempt securities                      23,219              --          45,555              --
     Overnight deposit                          16,498          29,612          38,982          61,150
                                            ----------      ----------      ----------      ----------
                                             1,890,564       2,238,987       3,868,488       4,513,838
                                            ----------      ----------      ----------      ----------
Interest expense
     Deposits                                  627,848         925,081       1,308,559       1,944,221
     Federal Home Loan Bank borrowings              --          29,469              --          58,614
                                            ----------      ----------      ----------      ----------
                                               627,848         954,550       1,308,559       2,002,835
                                            ----------      ----------      ----------      ----------
Net interest income                          1,262,716       1,284,437       2,559,929       2,511,003
Provision for loan losses                      195,000         180,000         495,000         330,000
                                            ----------      ----------      ----------      ----------
Net interest income
     after provision for loan losses         1,067,716       1,104,437       2,064,929       2,181,003
Noninterest income
     Net securities gains                       31,488          13,103         184,610           8,214
     Service charges                           120,089         109,504         226,587         217,092
     Other                                      50,979          50,668          91,296         113,590
                                            ----------      ----------      ----------      ----------
                                               202,556         173,275         502,493         338,896
                                            ----------      ----------      ----------      ----------
Noninterest expense
     Salaries and benefits                     495,250         431,019         983,800         866,822
     Deposit insurance premiums                 15,082          28,891          30,354          57,640
     Occupancy and equipment                    89,729          82,953         181,893         167,245
     Data processing                           160,775         131,720         357,158         265,883
     Franchise tax                              34,594          32,250          67,594          65,250
     Advertising expense                        19,110          23,868          49,752          55,192
     Professional fees                          77,308          69,062         166,139         139,704
     Other                                     211,190         201,320         392,890         343,980
                                            ----------      ----------      ----------      ----------
                                             1,103,038       1,001,083       2,229,580       1,961,716
                                            ----------      ----------      ----------      ----------
Income before income tax                       167,234         276,629         337,842         558,183
Provision for income tax                        42,725          76,894          86,504         166,093
                                            ----------      ----------      ----------      ----------
Net income                                  $  124,509      $  199,735      $  251,338      $  392,090
                                            ==========      ==========      ==========      ==========
Basic earnings per common share             $     0.21      $     0.31      $     0.41      $     0.57
                                            ==========      ==========      ==========      ==========
Diluted earnings per common share           $     0.20      $     0.29      $     0.40      $     0.55
                                            ==========      ==========      ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            Three Months Ended and Six Months June 30, 2003 and 2002
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                 -------------------------       -------------------------
                                                    2003            2002            2003            2002
                                                 ---------       ---------       ---------       ---------
Net income                                       $ 124,509       $ 199,735       $ 251,338       $ 392,090
Other comprehensive income:
     Unrealized gains arising during period        151,439         299,476          65,675         128,473
     Reclassification adjustment for gains
     included in net income                        (31,488)        (13,103)       (184,610)         (8,214)
                                                 ---------       ---------       ---------       ---------
                                                   119,951         286,373        (118,935)        120,259
     Income tax effect                             (40,783)        (97,367)         40,438         (40,888)
                                                 ---------       ---------       ---------       ---------
     Other comprehensive income (loss),
       net of tax                                   79,168         189,006         (78,497)         79,371
                                                 ---------       ---------       ---------       ---------
Comprehensive income                             $ 203,677       $ 388,741       $ 172,841       $ 471,461
                                                 =========       =========       =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      Year Ended December 31, 2002 and the Six Months Ended June 30, 2003
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                      Unearned    Accumulated
                                                  Additional                              Unearned   Restricted      Other
                                          Common   Paid-In     Retained     Treasury        ESOP       Stock     Comprehensive
                                          Stock    Capital     Earnings       Stock        Shares      Awards        Income
                                          ------  ----------  -----------   ---------     ---------   ---------     ---------
Balance - January 1, 2002                 $7,991  $7,426,239  $ 9,076,779   $        --   $(496,660)  $(269,059)    $  33,008
Net income                                    --          --      606,449            --          --          --            --
Net unrealized appreciation on
   securities available for sale,
   net of tax of $59,115                      --          --           --            --          --          --       114,753
Treasury Stock  acquired - 94,000 shares      --          --           --    (1,683,600)         --          --            --
Cash dividend - $0.28 per share               --          --     (197,257)           --          --          --            --
Stock-based compensation                      --      40,803           --            --      62,080      67,265            --
                                          ------  ----------  -----------   -----------   ---------   ---------     ---------

Balance, December 31, 2002                 7,991   7,467,042    9,485,971    (1,683,600)   (434,580)   (201,794)      147,761
Net income                                    --          --      251,338            --          --          --            --
Net unrealized depreciation on
   securities available for sale,
   net of tax of $(40,438)                    --          --           --            --          --          --       (78,497)
Treasury Stock  acquired - 55,000 shares      --          --           --    (1,045,088)         --          --            --
Cash dividend - $0.14 per share               --          --      (91,793)           --          --          --            --
Stock-based compensation                      --      32,630           --            --      31,040          --            --
                                          ------  ----------  -----------   -----------   ---------   ---------     ---------
Balance, June 30, 2003                    $7,991  $7,499,672  $ 9,645,516   $(2,728,688)  $(403,540)  $(201,794)    $  69,264
                                          ======  ==========  ===========   ===========   =========   =========     =========



                                                Total
                                            ------------
Balance - January 1, 2002                   $ 15,778,298
Net income                                       606,449
Net unrealized appreciation on
   securities available for sale,
   net of tax of $59,115                         114,753
Treasury Stock  acquired - 94,000 shares      (1,683,600)
Cash dividend - $0.28 per share                 (197,257)
Stock-based compensation                         170,148
                                            ------------

Balance, December 31, 2002                    14,788,791
Net income                                       251,338
Net unrealized depreciation on
   securities available for sale,
   net of tax of $(40,438)                       (78,497)
Treasury Stock  acquired - 55,000 shares      (1,045,088)
Cash dividend - $0.14 per share                  (91,793)
Stock-based compensation                          63,670
                                            ------------
Balance, June 30, 2003                      $ 13,888,421
                                            ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                              Six Months Ended
                                                                                  June 30,
                                                                       -------------------------------
                                                                           2003                2002
                                                                       ------------       ------------
Cash flows from operating activities
     Net income                                                        $    251,338       $    392,090
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                       108,282             89,503
         Provision for loan losses                                          495,000            330,000
         Stock dividend on Federal Home Loan Bank stock                     (12,100)           (13,500)
         Net premium amortization (discount accretion)                       82,530            (10,291)
Net securities gains                                                       (184,610)            (8,214)
         ESOP expense                                                        63,670             51,782
         Restricted stock award expense                                      52,369             37,654
         Change in other assets and liabilities                            (113,829)            69,809
                                                                       ------------       ------------
     Net cash from operating activities                                     742,650            938,833
                                                                       ------------       ------------
Cash flows from investing activities
     Purchase of:
         Securities available for sale                                  (27,873,325)        (7,458,857)
         Premises and equipment                                            (186,423)          (118,715)
     Proceeds from:
         Sale of securities available for sale                           15,401,821          5,560,000
         Calls, maturities and principal repayments of securities
           available for sale                                             1,641,357          1,550,000
         Sale of fixed assets                                                 2,800                 --
     Net change in loans                                                  4,619,483            479,724
                                                                       ------------       ------------
              Net cash from investing activities                         (6,394,287)            12,152
                                                                       ------------       ------------
Cash flows from financing activities
     Net change in:
         Deposits                                                         1,717,878            233,015
         Cash dividend paid                                                 (91,793)          (101,149)
         Purchase of treasury stock                                      (1,045,088)        (1,683,600)
                                                                       ------------       ------------
              Net cash from financing activities                            580,997         (1,551,734)
                                                                       ------------       ------------
Net change in cash and cash equivalents                                  (5,070,640)          (600,749)
Cash and cash equivalents at beginning of the year                       16,320,500         12,197,766
                                                                       ------------       ------------
Cash and cash equivalents at end of the period                         $ 11,249,860       $ 11,597,017
                                                                       ============       ============
Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                      $  1,312,062       $  2,008,161
         Income taxes                                                       347,413            486,500
Non-cash transactions
         Transfer of loans to real estate owned                              43,235                 --


              The accompanying notes are an integral part of these
                       consolidated financial statements.


--------------------------------------------------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
--------------------------------------------------------------------------------

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

                                                     Six Month Period          Three Month Period
                                                       Ended June 30,            Ended June 30
                                                   --------------------      --------------------
                                                    2003         2002         2003         2002
                                                   -------      -------      -------      -------
Weighted average shares outstanding                617,446      683,557      601,941      653,005
Effect of stock options                             13,202        6,903        9,744        7,876
Effect of non-vested stock awards                    2,136       17,457        1,668       16,874
                                                   -------      -------      -------      -------
Net Effect of stock options and non-vested
   stock awards                                     15,338       24,360       11,413       24,750
Weighted average shares outstanding - Diluted      632,784      707,917      613,354      677,755
                                                   =======      =======      =======      =======

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


--------------------------------------------------------------------------------

                                                     Six Months Ended               Three Months Ended
                                                         June 30,                        June 30,
                                                 ------------------------        ------------------------
                                                   2003            2002            2003            2002
                                                 --------        --------        --------        --------
Reported net income                              $251,338        $392,090        $124,509        $199,735
Pro forma impact                                  (19,450)        (19,450)         (9,725)         (9,725)
                                                 --------        --------        --------        --------
Pro forma net income                             $231,888        $372,640        $114,784        $190,010
                                                 ========        ========        ========        ========

Reported basic earnings per common share         $   0.41        $   0.57        $   0.21        $   0.31
Pro forma impact                                    (0.03)          (0.02)          (0.02)          (0.02)
                                                 --------        --------        --------        --------
Pro forma basic earnings per common share        $   0.38        $   0.55        $   0.19        $   0.29
                                                 ========        ========        ========        ========

Reported diluted earnings per common share       $   0.39        $   0.55        $   0.20        $   0.29
Pro forma impact                                    (0.03)          (0.02)          (0.01)          (0.01)
                                                 --------        --------        --------        --------
Pro forma diluted earnings per common share      $   0.36        $   0.53        $   0.19        $   0.28
                                                 ========        ========        ========        ========

Management's Opinion: In the opinion of management, the accounting and reporting policies followed by Lawrence Financial Holdings, Inc. conform to accounting principles generally accepted in the United States of America (US GAAP). The preparation of finacial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclousrure of contingent assets and liabiltities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses is particularly subject to change.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lawrence Financial Holdings, Inc. at June 30, 2003, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by US GAAP. Lawrence Financial Holdings, Inc.'s Annual Report for the year ended December 31, 2002, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

NOTE 2 - REGULATORY CAPITAL REQUIREMENTS

      The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt-corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At June 30, 2003 and December 31, 2002, management believes the Bank complied with all regulatory capital requirements. At June 30, 2003, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. Management is unaware of any events or circumstances that would change the Bank's classification since this time.


--------------------------------------------------------------------------------

      The Bank's actual capital levels and minimum required levels were as follows:

                                                                                        Minimum
                                                                                     Required to be
                                                           Minimum Required       Well Capitalized Under
                                                             for Capital            Prompt Corrective
                                       Actual              Adequacy Purposes        Action Regulations
                                 -------------------      -------------------     ---------------------
   (dollars in thousands)         Amount      Ratio       Amount        Ratio      Amount        Ratio
                                 -------      -----       -------       -----      ------        -----
June 30,2003:
Total capital (to risk-
  weighted assets)               $13,509      15.36%      $ 7,036        8.0%      $ 8,795       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)          $12,684      14.42%      $ 3,518        4.0%      $ 5,278        6.0%
Tier 1 (core) capital (to
  adjusted total assets)         $12,684       9.35%      $ 5,426        4.0%      $ 6,783        5.0%

December 31,2002:
Total capital (to risk-
  weighted assets)               $13,806      15.19%      $ 7,271        8.0%      $ 9,089       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)          $12,976      14.28%      $ 3,635        4.0%      $ 5,452        6.0%
Tier 1 (core) capital (to
  adjusted total assets)         $12,976       9.67%      $ 5,368        4.0%      $ 6,709        5.0%

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


--------------------------------------------------------------------------------

NOTE 3 - ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING LOANS

Activity in the allowance for loan losses is as follows:

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                      2003                2002
                                                    -------             -------
              (Dollars in Thousands)
Beginning Balance                                   $ 1,111             $ 1,232
Provision for Loan Losses                               495                 330
Charge Offs                                            (505)               (519)
Recoveries                                               23                  15
                                                    -------             -------
Ending Balance                                      $ 1,124             $ 1,058
                                                    =======             =======

The following table shows the components of non-performing assets at:

                                                      June 30,      December 31,
                                                        2003           2002
                                                      --------      ------------
              (Dollars in Thousands)
Non-Accrual Loans                                      $  751         $  531
Loans 90 days or more past due
  and still accruing interest                             539          1,411
                                                       ------         ------
  Total Non-Performing Loans                            1,290          1,942
Other Real Estate Owned                                    75            151
                                                       ------         ------
Total Non-Performing Assets                            $1,365         $2,093
                                                       ======         ======
Non-performing loans to total loans                      1.40%          1.99%
Non-Performing assets to total loans plus                1.48%          2.14%
   other real estate owned
Allowance for credit losses to total                    87.10%         57.20%
   non-performing loans
Loans 90 days or more past due and                        .58%          1.45%
   not on non-accrual to total loans


--------------------------------------------------------------------------------

ITEM 2

          Management's Discussion and Analysis of Financial Condition
                           And Results of Operations
                             Selected Financial Data

                                                   Three Months Ended            Six Months Ended
                                                       June 30,                      June 30,
                                                -----------------------       -----------------------
                                                  2003           2002           2003           2002
                                                --------       --------       --------       --------
Significant Ratios:
Net income to
   Average total assets                            0.37%          0.60%          0.37%          0.59%
   Average stockholders' equity                    3.58           5.49           3.55           5.22
Net Interest Margin                                4.05           4.16           4.08           4.05
Average net loans to average deposits             78.70          90.05          79.40          90.33
Average stockholders' equity to
   average total assets                           10.33          10.99          10.51          11.37
Capital ratios
   Tier I capital                                  9.35           9.94           9.35           9.94
   Risk-based capital                             15.36          15.03          15.36          15.03
-----------------------------------------------------------------------------------------------------
Per Share Data:
Earnings per weighted average share
   Basic                                       $   0.21           0.31       $   0.41           0.57
   Diluted                                         0.20           0.29           0.40           0.55
Weighted average shares outstanding
   Basic                                        601,941        653,005        617,446        683,557
   Diluted                                      613,354        677,755        632,784        707,917
Total shares outstanding at end of period       650,110        705,110        650,110        705,110
Cash dividends per share                       $   0.07           0.07       $   0.14           0.14
Book value per share at end of period          $  21.36          20.59       $  21.36          20.59
Market price at end of period
     Source: NASDAQ.com                        $  27.50          16.15       $  22.50          16.15

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

Operating Strategy

      Lawrence Financial, through its wholly owned subsidiary Lawrence Federal Savings Bank (the "Bank" or "Lawrence Federal"), operates as a community-oriented financial institution focused on meeting the financial service needs of consumers in its market area. To accomplish this objective, Lawrence Federal offers a variety of mortgage and consumer loans and retail deposit products. Lawrence Federal extends its lending activities outside of its market area through programs for originating automobile loans through a network of dealers. The consumer loans originated through these indirect lending programs typically have shorter terms and higher yields than mortgage loans. In addition, the


--------------------------------------------------------------------------------
origination of shorter term consumer loans will help Lawrence Federal in managing its interest rate risk. However, these indirect lending programs represent a higher risk of credit loss than real estate loans, since the collateral securing these loans may decline in value quickly.

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

      The Bank continued to experience credit quality issues in portions of the loan portfolio, and expensed $300,000 of provision in the first quarter of 2003, and $195,000 was expensed in the second quarter of 2003, compared to $150,000 in the first quarter of 2002, and $180,000 in the second quarter of 2002.

      During the six month period ended June 30, 2003, the Company had net charge-offs of approximately $482,000, of which $272,000 occurred in the second quarter. At June 30, 2003, the Company had a ratio of ALLL to gross loans of 1.22% compared to 1.24% at the end of the prior quarter, and 1.01% for the six months ended June 30, 2002 and 1.19% for the quarter ended March 31, 2002.

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

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

      During the first six months of 2003, total assets increased $924,000, or 0.7%, to $135.3 million at June 30, 2003 when compared to December 31, 2002. At June 30, 2003, net loans receivable had decreased $5.2 million, or 5.3%, when compared to December 31, 2002. Direct and indirect consumer loans decreased $3.4 million, or 8%, real estate loans decreased by $4.4 million, or 9%, indirect mobile home loans decreased $1.5 million, or 9%, and commercial loans increased by $2.2 million, or 42%. The allowance for loan losses at June 30, 2003 was $1.1 million. The growth in the commercial loan portfolio was due primarily to the origination of commercial loan participations with other, local commercial banks. In general, the decline in the direct consumer loan portfolios reflects a combination of reduced loan demand and very aggressive competition from other in-market and out-of-market lenders. The Bank has maintained competitve and consistent pricing and underwriting criteria during this period of heightened competition. The decline in indirect loan balances is the result of an ongoing strategic objective to gradually reduce the outstanding amounts in both the indirect mobile home and indirect consumer loan portfolios. Lawrence Federal's long term investments, held in the form of securities, increased by $10.8 million, or 76%, when comparing June 30, 2003 balances to December 31, 2002. The reason for the growth in long term investments was due to the fact the bank had excess liquidity in the form of cash in the form of overnight deposits, which were earning only minimal interest. During the first six months of 2002, Lawrence Financial's available cash and cash equivalents decreased to $11.3 million, a decrease of $5.1 million, or 31%. This decrease was primarily due to the purchase of long term investments.


--------------------------------------------------------------------------------

      Compared to December 31, 2002, total deposits increased $1.7 million, or 1%, to $120.6 million at June 30, 2003.

      Equity decreased $0.9 million, or 6%, to $13.9 million at June 30, 2003 when compared to December 31, 2002. During the period ended June 30, 2003, treasury stock purchased totaled $1,045,088, retained earnings increased $251,000 as a result of net income for the period, the net unrealized appreciation on securities available-for-sale decreased from an unrealized gain of $148,000 to an unrealized gain of $69,000 and $92,000 of cash dividends were paid to shareholders.

Comparison of Operating Results for the Three Month and Six Month Periods Ending June 30, 2003 and 2002

      General. For the three months ended June 30, Lawrence Financial's net income decreased 38% to $125,000 for 2003 from $200,000 for 2002. For the six month period ended June 30, Lawrence Financial's net income decreased 36% to $251,000 for 2003 from $392,000 for 2002. Return on average assets was 0.37% and 0.37% for the second quarter and first six months of 2003, respectively, compared to 0.60% and 0.59% for the same two periods in 2002. Return on average equity was 3.58% and 3.55% for the second quarter and first six months of 2003, respectively, compared to 5.49% and 5.22% for the same two periods in 2002. Net interest income decreased $22,000, or 2%, during the second quarter and increased $49,000, or 2%, for the six month period ending June 30. Noninterest income increased $29,000, or 17%, during the second quarter and $164,000, or 48%, for the six month period ending June 30. Offseting the increase in net interest was a $15,000 or 8% increase in the provision for loan losses for the quarter ended June 30, and a $165,000 or 50% increase in the provision for loan losses for the six months ended June 30. Offsetting the increase in net interest and noninterest income was a $102,000, or 10%, increase in noninterest expense for the quarter ended June 30 and a $268,000, or 14%, increase in noninterest expense for the six months ended June 30. There are several causes for the increase in non-interest expense. The Company has expensed $610,000 year to date for salaries and wages compared to $524,000 during the same period in 2002. The Company has also experienced: increased costs of employee benefits; increased data processing fees; increased costs related to the collection of delinquent mobile home loans; and other non-interest expenses which are related to the growth of the Company's customer base.

         Interest Income. Interest income decreased $348,000, or 16%, for the quarter compared to the same quarter in 2002 and decreased $645,000, or 14%, for the first six months of 2003 compared to the first six months of 2002. Interest income on loans decreased $371,000, or 18%, and decreased $708,000, or 17%, for the quarter and six months ended June 30 respectively. These decreases were primarily a result of a decline in the balance of the loan portfolio and as a result of a decrease in the yield on the portfolio. Interest income on long-term investments increased $36,000, or 22%, for the quarter and increased $85,000, or 26%, for the six months ended June 30 primarily as a result of a larger average balance being carried by the Company during 2003. The average yield on interest-earning assets declined to 6.06% for the quarter and 6.16% for the six months ended June 30, 2003, from 7.26% and 7.32% for the same two periods in 2002, as lower yielding long term investments became a higher percentage of interest earning assets.


--------------------------------------------------------------------------------

      Interest Expense. Interest expense decreased $327,000, or 34%, for the quarter compared to the same quarter in 2002 and decreased $694,000, or 35%, for the first six months of 2003 compared to the first six months in 2002. The decrease in interest expense for the quarter and six months ending June 30, 2003, was a direct result of a decline in the rates paid on deposits. In the second quarter and first six months of 2003, there was no interest paid on Federal Home Loan Bank advances, compared to $29,000 and $59,000 for the same periods in 2002. The average cost of interest-bearing liabilities was 2.11% for the quarter and 2.20% in the first six months of 2003 compared to 3.28% and 3.46% for the same periods in 2002, primarily as a result of lower market rates on certificates of deposits and a change in the mix of deposits with a higher percentage of deposit dollars being made up from lower cost funding sources.

      Provision for Loan Losses. Activity in the allowance for loan losses (the "Allowance") consists of increases due to monthly provisions for loan losses and decreases for monthly charge offs, net of recoveries. Management analyzes the adequacy of the allowance balance quarterly by determining its estimate of probable losses in the loan portfolio and comparing that estimate to the allowance's balance. Management calculates its estimate of probable losses primarily by applying expected loss percentages to classified loans and homogeneous loan categories. The impact of these events are described in more detail below as part of the discussion comparing the second quarter of 2003, to the fourth quarter 2002 and to the second quarter 2002 provisions for loan losses.

      The provision for loan losses was $195,000 for the second quarter of 2003 which represents an increase of $15,000, or 8%, over the $180,000 of provision recorded for the same period in 2002. The provision for loan losses was $495,000 for the six months ended June 30, 2003 compared to $330,000 for the same period in 2002. Through the six month periods ended June 30, provision increased $165,000, or 50% when comparing 2003 to 2002. The increase in provision was driven, in part, by a shift in the loan portfolio's mix toward more consumer loan balances which, historically, contain more risk of loss to the Bank than loans secured by mortgages.

      Non-performing assets totaled $1.37 million at June 30, 2003, or 1.01% of assets. Of the $1.37 million in non-performing assets, $539,000 were loans which are 90 days or more past due and still accruing interest and $751,000 were loans in a non-accrual status. Non-performing indirect mobile home loans made up $360,000 of the loans that were 90 days or more past due and still accruing interest and $311,000 of the loans that are carried in a non-accrual status. At December 31, 2002, non-performing assets totaled $2.09 million or 1.56% of assets. Of the $2.09 million $1.41 million were loans which are 90 days or more past due and still accruing interest and $531,000 were loans in a non-accrual status. At December 31, 2002, non-performing indirect mobile home loans made up $975,000 of the loans that were 90 days or more past due and still accruing interest and $180,000 of the loans that are carried in a non-accrual status. To facilitate long-term improvement to the quality of the Bank's loan portfolios, the Bank's loan review and collection processes have been enhanced in 2002 by the addition of experienced employees. In addition to these improvements the Bank hired an experienced Certified Public Accountant to implement a full time internal audit function within the Company during the second quarter of 2002. Management believes that these changes have served to improve the quality of the information used to analyze the credit risk contained on the balance sheet and the adequacy of the Bank's allowance for loan losses.

      Allowance for loan losses totaled $1.1 million at June 30, 2003, as well as at June 30, 2002. At June 30, 2003, Lawrence Federal's allowance for loan losses represented 1.22% of total gross loans and 87.00% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected. Furthermore, while Lawrence Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Lawrence Federal's loan portfolio, will not request Lawrence Federal to increase its future provisions for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Lawrence Federal's financial condition and results of operations.

      Management continues to monitor closely the risk characteristics of the loan portfolio, local economic conditions and, as stated earlier, will consider these factors when evaluating the appropriate amount of provision and allowance for loan losses. Management believes the company to be adequately reserved at June 30, 2003.


--------------------------------------------------------------------------------

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage change from the three months ended June 30, 2003 to the same period in 2002 and the six months ending June 30, 2003 to the same period in 2002.

                                       Quarters Ended
                                     -------------------    Dollar    Percentage
                                     06/30/03   06/30/02    Change      Change
                                     --------   --------    ------      ------
       (Dollars in Thousands)
Net securities gains (losses)          $ 31       $ 13       $ 18        N/M
Service charges                         120       $109         11         10%
Other                                    51         51         --         --
                                       ----       ----       ----
      Total                            $202       $173       $ 29         17%
                                       ====       ====       ====

      Net securities gains recognized for the quarter ended June 30, 2003 were not duplicated in the same period of 2002. Service charges increased during the period as a result of growth in the number of deposit accounts.

                                    Six Months Ended
                                   -------------------    Dollar     Percentage
                                   06/30/03   06/30/02    Change       Change
                                   --------   --------    ------       ------
       (Dollars in Thousands)
Net securities gains (losses)       $ 185      $   8      $ 177         N/M
Service charges                       226      $ 217          9           4%
Other                                  91        114        (23)        (20)%
                                    -----      -----      -----
      Total                         $ 502      $ 339      $ 163          48%
                                    =====      =====      =====

      Net securities gains recognized in the first six months of 2003 were not duplicated in the same period of 2002. Securities were sold in the first quarter of 2003 to reduce the Bank's exposure to unrealized losses in an upward rate environment. During the first quarter of 2003, management determined that there were investments being held that should be sold due to market conditions. The gains recognized are not expected to be repeated during the remainder of 2003. The decrease in "Other" was primarily due to the loss of $18,000 recorded from the sale of real estate owned, in addition to fluctuations in various items including a decrease in income earned on the cash surrender value of bank owned life insurance. Service charges increased during the period as a result of growth in the number of deposit accounts.


--------------------------------------------------------------------------------

Non-Interest Expense. The following tables show the components of noninterest expense and the dollar and percentage change from the three months ended June 30, 2003 to the same period in 2002 and the six months ending June 30, 2003 to the same period in 2002.

                                  Quarters Ended
                                --------------------     Dollar       Percentage
                                06/30/03    06/30/02     Change         Change
                                --------    --------     ------         ------
       (Dollars in Thousands)
Salaries and benefits            $  495      $  431      $   64           15%
Deposit insurance premiums           15          29         (14)         (48)%
Occupancy and equipment              90          83           7            8%
Data processing                     161         132          29           22%
Franchise tax                        35          32           3            9%
Advertising expense                  19          24          (5)         (21)%
Professional fees                    77          69           8           12%
Other                               211         201          10            5%
                                 ------      ------      ------
      Total                      $1,103      $1,001      $  102           10%
                                 ======      ======      ======

         Non-interest expense increased $102,000, or 10%, for quarter ended June 30, 2003, as compared to the same period in 2002. The increase in salaries and benefits for the quarter ended June 30, 2003 compared to the same period in 2002 reflects the addition of employees as discussed below. The Company has also experienced increases in: data processing as described in greater detail below; printing and supplies; and other non-interest expenses which are related to the growth of the Company's customer base and the daily operation of the Company.

                                    Six Months Ended
                                  --------------------     Dollar    Percentage
                                  06/30/03    06/30/02     Change      Change
                                  --------    --------     ------      ------
       (Dollars in Thousands)
Salaries and benefits              $  984      $  867      $  117        13%
Deposit insurance premiums             30          58         (28)      (48)%
Occupancy and equipment               182         167          15         9%
Data processing                       357         266          91        34%
Franchise tax                          68          65           3         5%
Advertising expense                    50          55          (5)       (9)%
Professional Fees                     166         140          26        19%
Other                                 393         344          49        14%
                                   ------      ------      ------
      Total                        $2,230      $1,962      $  268        14%
                                   ======      ======      ======

      Non-interest expense increased $268,000, or 14%, for the six months ended June 30, 2003, as compared to the same period in 2002. The increase in salaries and benefits for the six months ended June 30, 2003 compared to the same period in 2002 reflects the addition of employees in the loan collection, loan review, internal audit and operations departments within the Company's banking subsidiary. The increase in data processing is the result of an increase of $10,000 in regular data processing fees and a $75,000 expense related to the conversion process (discussed in the following paragraph). The Company has also experienced increases in: data processing; printing and supplies; and other non-interest expenses which are related to the growth of the Company's customer base and the daily operation of the Company.


--------------------------------------------------------------------------------

      In July of 2003, the Company replaced its existing data processing system. This conversion to a new processing system will better position the Bank to offer additional products, manage existing products, enhance customer service value, and as an ultimate result, enhance shareholder value. While the final costs for the deconversion process are unknown until the conversion process is completed, the final savings for the post conversion process from the current processor will more than offset these costs within the first full year of processing under the new data processing service provider. Management is actively monitoring the post conversion activities and working with outside parties to provide for a successful conversion.

      Income Tax Expense. The provision for income tax was $42,700 for the three months ended June 30, 2003, compared to $76,900 in the same period for 2002 and $86,500 for the six months ended June 30, 2003, compared to $166,100 in the same period for 2001. The provision decreased as a result of lower taxable income. The effective tax rate for the quarter ended June 30, 2003 was 25.5% compared with 27.8% for the same period in 2002 and for the six months ended June 30, 2003 was 25.6% compared with 29.8% for the same period in 2002.

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

                                                                       Six months ended June 30,
                                                -------------------------------------------------------------------------
                                                                2003                                  2002
                                                ----------------------------------      ---------------------------------
                                                                           Average                                Average
                                                 Average                    Yield/      Average                    Yield/
                                                 Balance       Interest      Rate       Balance       Interest      Rate
                                                 -------       --------      ----       -------       --------      ----
              (Dollars in Thousands)
Interest-earning assets:
   Loans (1)                                     $ 95,030      $  3,418      7.22%      $103,565      $  4,126      8.00%
   Securities (2)                                  22,514           411      3.95%        11,953           327      5.52%
   Short term investments                           9,154            39      0.09%         8,337            61      1.48%
                                                 --------      --------      ----       --------      --------
         Total interest-earning assets            126,698         3,868      6.16%       123,855         4,514      7.35%
Non-interest-earning assets                         9,163                                  9,316
                                                 --------                               --------
         Total assets                            $135,861                               $133,171
                                                 ========                               ========
Interest-bearing liabilities:
   Deposits:
      Passbook accounts                          $ 33,305           155      0.94%      $ 26,340           294      2.25%
      Money market accounts                           980             6      1.14%           981            14      2.87%
      NOW accounts                                 16,074            52      0.65%        15,236           103      1.33%
      Certificates of deposit                      69,321         1,095      3.19%        72,100         1,533      4.28%
                                                 --------      --------      ----       --------      --------
         Total deposits                           119,680         1,308      2.20%       114,657         1,944      3.42%
   FHLB advances                                       --            --        --          2,000            59      5.91%
                                                 --------      --------      ----       --------      --------
         Total interest-bearing liabilities       119,680         1,308      2.20%       116,657         2,003      3.46%
Non-interest-bearing liabilities                    1,092                                  1,375
                                                 --------                               --------
         Total liabilities                        120,772                                118,032
Total retained earnings                            15,089                                 15,139
                                                 --------                               --------
         Total liabilities and
           retained earnings                     $135,861                               $133,171
                                                 ========                               ========
   Net interest-earning assets                   $  7,018                               $  7,198
                                                 ========                               ========
   Net interest income/interest
     rate spread (3)                                           $  2,560      3.91%                    $  2,511      3.86%
                                                               ========      ====                     ========      ====
   Net interest margin (4)                                         4.08%                                  4.05%
   Ratio of interest-earning assets to
     interest-bearing liabilities                  105.86%                                106.17%

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


--------------------------------------------------------------------------------

Management of Interest Rate Risk and Market Risk Analysis

      Qualitative Aspects of Market Risk. Lawrence Federal's most significant form of market risk is interest rate risk. The principal objectives of Lawrence Federal's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given Lawrence Federal's business strategy, operating environment, capital, liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. Lawrence Federal has an Asset/Liability Committee (ALCO), responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The ALCO is actively involved in reviewing the mix, volume and pricing strategies associated with managing the Bank's balance sheet and interest rate risk. During the first six months of 2003 management has utilized several internal reports to better analyze the current financial position of the Bank, and the Company, and to identify historic trends in both entities. However, management is aware that the movement of interest rates is an uncertainty which could have a negative impact on the earnings of Lawrence Federal.

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

      Quantitative Aspects of Market Risk. When evaluating interest rate risk Lawrence Federal utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision (the "OTS"), which is supplemented by an internally generated, monthly "Rate-Volume-Variance Report". The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at March 31, 2003, that would occur upon an immediate change in interest rates based on OTS assumptions, but without giving effect to any steps that management might take to counteract that change.

                                                           NPV as % of Portfolio
   Change in                Net Portfolio Value               Value of Assets
Interest Rates      -----------------------------------    ---------------------
In Basis Points     (Dollars in thousands)                   NPV
 (Rate Shock)       $ Amount     $ Change      % Change     Ratio      Change(1)
 ------------       --------     --------      --------     -----      ---------
     300             13,625      (2,352)         (15)%      10.02%      (132)
     200             14,691      (1,286)          (8)%      10.65%       (69)
     100             15,496        (481)          (3)%      11.10%       (24)
    Static           15,977          --           --        11.34%        --
    (100)            16,101         124            1%       11.35%         1
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

      Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At June 30, 2003, cash and short-term investments totaled $11.3 million. Securities classified as available-for-sale totaled $25.0 million at June 30, 2003.

      Funding is obtained primarily from activity involving deposit accounts and Federal Home Loan Bank advances. In the first six months of 2003 Lawrence Federal experienced a net increase in total deposits of $1.7 million since December 31, 2002 compared to an increase of $0.2 million for the same period in 2002. In addition, at June 30, 2003, Lawrence Federal had the ability to borrow a total of approximately $15 million from the Federal Home Loan Bank of Cincinnati through the use of an existing cash management advance agreement. On that date, Lawrence Federal had no long term advances outstanding. On the same date in 2002, Federal Home Loan Bank advances were at $2 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits.

      Lawrence Federal is subject to various regulatory capital requirements administered by the OTS including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2003, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See the table on page nine (9) of this filing for more detail regarding the Bank's capital position.

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


--------------------------------------------------------------------------------

ITEM 3

                            Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company's disclosure controls and procedures were effective.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.


--------------------------------------------------------------------------------

                        Lawrence Financial Holdings, Inc.
                                   Form 10-QSB
                           Quarter ended June 30, 2003

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

Item 4-     Submission of Matters to a Vote of Security Holders:

            The Annual Meeting of Stockholders of the Company was held on May 12, 2003. The results of the vote on matters presented at the meeting is as follows:

            The following individuals were elected as directors, each for a three year term:

                                              Votes For          Votes Withheld
                                              ---------          --------------
            Herbert J. Karlet                  512,806               65,350
            Robert N. Taylor                   512,806               65,350

            The appointment of Crowe, Chizek and Company LLP as auditors for the Corporation for the fiscal year ending December 31, 2003 was ratified by the stockholders by the following vote:

            For 577,323;  Against 300;  Abstain 533

            Broker non-votes totaled 900

Item 5-     Other Information:

            There are no matters required to be reported under this item.

Item 6-     Exhibits and Reports on Form 8-K:

            (a) Exhibits -

                31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                         Officer
                31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                         Officer
                32.1 - Section 1350 Certification of Chief Executive Officer
                32.2 - Section 1350 Certification of Chief Financial Officer

                (b) Reports on Form 8-K.

                    A report on form 8-K was filed on April 14, 2003. Under Item 5, Other Events, Lawrence Financial Holdings, Inc. reported that it issued a press release to announce financial results for the quarter ended March 31, 2003.

                    A report on form 8-K was filed on April 21, 2003. Under Item 5, Other Events, Lawrence Financial Holdings, Inc.(the Company) reported that it issued a press release to announce the Company had completed the repurchase of 55,000 shares of the Company's outstanding common stock through a repurchase program.


--------------------------------------------------------------------------------

                                   Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Lawrence Financial Holdings, Inc.


Date: August 13, 2003                   /s/ Jack L. Blair
                                        ----------------------------------------
                                        Jack L. Blair
                                        President and Chief Executive Officer


Date: August 13, 2003                   /s/ RobRoy Walters
                                        ----------------------------------------
                                        RobRoy Walters
                                        Executive Vice President
                                        and Chief Financial Officer


--------------------------------------------------------------------------------
        22