Form 10QSB
period 2003-09-30
LAWRENCE FINANCIAL HOLDINGS INC
filed 2003-11-13
CIK 1121577

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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


                                 (740) 532-0263
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes X No
                                                                 ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class:                  Outstanding at October 31, 2003
     Common Stock, $.01 par value                650,110 Shares


Transitional Small Business Disclosure Format (Check One):   Yes [ ]   No [X]

                        LAWRENCE FINANCIAL HOLDINGS, INC.

                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2003

                         PART I - FINANCIAL INFORMATION


                                                                            Page
                                                                            ----

ITEM 1 - Financial Statements

       Consolidated Balance Sheets ........................................    3

       Consolidated Statements of Income ..................................    4

       Consolidated Statements of  Comprehensive Income ...................    5

       Consolidated Statements of Changes in Shareholders' Equity .........    6

       Consolidated Statements of Cash Flows ..............................    7

       Notes to the Consolidated Financial Statements .....................    8


ITEM 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations ......................   12

ITEM 3 - Controls and Procedures ..........................................   23


                           PART II - OTHER INFORMATION

Other Information .........................................................   24

Signatures ................................................................   25

Exhibits ..................................................................   26




--------------------------------------------------------------------------------
                                        2


                                         CONSOLIDATED BALANCE SHEETS
                                  September 30, 2003 and December 31, 2002

-----------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
                                                                          September 30,        December 31,
                                                                              2003                  2002
                                                                              ----                  ----
ASSETS

     Cash and due from banks                                             $  13,893,588        $  16,140,900
     Money market fund                                                         864,158              179,600
                                                                         -------------        -------------
         Total cash and cash equivalents                                    14,757,746           16,320,500
     Securities available for sale, at fair value                           23,828,889           14,192,370
     Loans receivable, net                                                  84,036,612           96,457,033
     Federal Home Loan Bank stock                                              632,800              614,400
     Premises and equipment, net                                             3,533,202            3,340,888
     Accrued interest receivable                                               620,072              685,755
     Cash surrender value of life insurance                                  2,246,935            2,131,685
     Other assets                                                              697,722              645,916
                                                                         -------------        -------------

              Total Assets                                               $ 130,353,978        $ 134,388,547
                                                                         =============        =============


LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities
         Noninterest-bearing deposits                                    $   7,966,592        $   1,995,918
         Interest-bearing deposits                                         108,023,309          116,930,237
                                                                         -------------        -------------
              Total deposits                                               115,989,901          118,926,155
         Other liabilities                                                     570,503              673,601
                                                                         -------------        -------------
              Total liabilities                                            116,560,404          119,599,756

     Shareholders' Equity
         Common stock; par value $0.01 per share; shares
           authorized:  4,000,000; shares issued: 799,110                        7,991                7,991
         Additional paid-in capital                                          7,521,665            7,467,042
         Retained earnings                                                   9,695,023            9,485,971
         Treasury stock, at cost; shares: 149,000 in
           2003 and 94,000 in 2002                                          (2,728,688)          (1,683,600)
         Unearned ESOP shares                                                 (388,003)            (434,580)
         Unearned restricted stock awards                                     (201,794)            (201,794)
         Accumulated other comprehensive income,
           net of tax  of $(58,017) at 2003 and $76,119 in 2002               (112,620)             147,761
                                                                         -------------        -------------
              Total shareholders' equity                                    13,793,574           14,788,791
                                                                         -------------        -------------
                  Total liabilities and shareholders' equity             $ 130,353,978        $ 134,388,547
                                                                         =============        =============


              The accompanying notes are an integral part of these consolidated  financial statements.


-----------------------------------------------------------------------------------------------------------
                                                      3


                                       CONSOLIDATED STATEMENTS OF INCOME
                         Three Months Ended and Nine Months September 30, 2003 and 2002
                                                  (Unaudited)

--------------------------------------------------------------------------------------------------------------


                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                       September 30,
                                              ----------------------------        ----------------------------
                                                 2003              2002              2003              2002
                                                 ----              ----              ----              ----
INTEREST INCOME
     Loans, including fees                    $1,590,877        $1,983,305        $5,009,295        $6,109,553
     Taxable securities                          152,753           167,252           516,849           493,692
     Tax exempt securities                        26,194                --            71,749                --
     Overnight deposit                            18,424            28,928            58,843            90,078
                                              ----------        ----------        ----------        ----------
                                               1,788,248         2,179,485         5,656,736         6,693,323
                                              ----------        ----------        ----------        ----------

INTEREST EXPENSE
     Deposits                                    555,623           867,798         1,864,182         2,812,019
     Federal Home Loan Bank borrowings                --            29,793                --            88,407
                                              ----------        ----------        ----------        ----------
                                                 555,623           897,591         1,864,182         2,900,426
                                              ----------        ----------        ----------        ----------

NET INTEREST INCOME                            1,232,625         1,281,894         3,792,554         3,792,897

Provision for loan losses                        195,000           372,000           690,000           702,000
                                              ----------        ----------        ----------        ----------

NET INTEREST INCOME
     AFTER PROVISION FOR LOAN LOSSES           1,037,625           909,894         3,102,554         3,090,897

NONINTEREST INCOME
     Net securities gains                          8,996             5,888           193,606            14,102
     Service charges                             152,867           113,707           379,454           330,799
     Other                                        75,718            69,465           167,014           183,055
                                              ----------        ----------        ----------        ----------
                                                 237,581           189,060           740,074           527,956
                                              ----------        ----------        ----------        ----------

NONINTEREST EXPENSE
     Salaries and benefits                       504,001           431,506         1,487,801         1,298,328
     Deposit insurance premiums                   11,609            14,828            41,963            72,468
     Occupancy and equipment                     130,968           117,963           312,861           285,208
     Data processing                             152,600           134,651           509,758           400,534
     Franchise tax                                35,468            29,163           103,062            94,413
     Advertising expense                          13,900            24,432            63,652            79,624
     Professional fees                            76,478            57,340           242,617           197,044
     Other                                       232,885           195,193           625,775           539,173
                                              ----------        ----------        ----------        ----------
                                               1,157,909         1,005,076         3,387,489         2,966,792
                                              ----------        ----------        ----------        ----------

INCOME BEFORE INCOME TAX                         117,297            93,878           455,139           652,061

Provision for income tax                          23,260            33,810           109,764           199,903
                                              ----------        ----------        ----------        ----------

NET INCOME                                    $   94,037        $   60,068        $  345,375        $  452,158
                                              ==========        ==========        ==========        ==========

Basic earnings per common share               $     0.16        $     0.09        $     0.56        $     0.67
                                              ==========        ==========        ==========        ==========

Diluted earnings per common share             $     0.15        $     0.09        $     0.55        $     0.65
                                              ==========        ==========        ==========        ==========


              The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------------------------------------
                                                       4


                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                     INCOME Three Months Ended and Nine Months September 30, 2003 and 2002
                                                  (Unaudited)
--------------------------------------------------------------------------------------------------------------


                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                       September 30,
                                              ----------------------------        ----------------------------
                                                 2003              2002              2003              2002
                                                 ----              ----              ----              ----

Net income                                    $   94,037        $   60,068        $  345,375        $  452,158

Other comprehensive income:
    Unrealized gains (losses) arising
      during period                             (266,585)          100,196          (200,911)          228,990
    Reclassification adjustment for gains
      included in net income                      (8,996)           (5,888)         (193,606)          (14,102)
                                              ----------        ----------        ----------        ----------
                                                (275,581)           94,308          (394,517)          214,888
    Income tax effect                            (93,697)          (32,065)         (134,136)          (73,062)
                                              ----------        ----------        ----------        ----------

    Other comprehensive income (loss),
      net of tax                                (181,884)           62,243          (260,381)          141,826
                                              ----------        ----------        ----------        ----------

Comprehensive income                          $  (87,847)       $  122,311        $   84,994        $  593,984
                                              ==========        ==========        ==========        ==========











            The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------------------------------------
                                                       5


                                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                          EQUITY Year Ended December 31, 2002 and the Nine Months Ended September 30, 2003
                                                             (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                              Unearned     Accumulated
                                        Additional                               Unearned    Restricted       Other
                              Common      Paid-In     Retained     Treasury        ESOP        Stock      Comprehensive
                               Stock      Capital     Earnings       Stock        Shares       Awards         Income       Total
                               -----      -------     --------       -----        ------       ------         ------       -----

Balance - January 1, 2002    $  7,991   $7,426,239   $9,076,779   $        --   $(496,660)   $(269,059)    $   33,008   $15,778,298

Net income                         --           --      606,449            --          --           --             --       606,449
Net unrealized appreciation
   on securities available
   for sale, net of tax of
   $59,115                         --           --           --            --          --           --        114,753       114,753
Treasury Stock acquired -
   94,000 shares                   --           --           --    (1,683,600)         --           --             --    (1,683,600)
Cash dividend -
   $0.28 per share                 --           --     (197,257)           --          --           --             --      (197,257)
Stock-based compensation           --       40,803           --            --      62,080       67,265             --       170,148
                             --------   ----------   -----------  ------------  ----------   ----------    -----------  ------------

Balance, December 31, 2002      7,991    7,467,042    9,485,971    (1,683,600)   (434,580)    (201,794)       147,761    14,788,791

Net income                         --           --      345,375            --          --           --             --       345,375
Net unrealized depreciation
   on securities available
   for sale, net of tax of
   $(134,136)                      --           --           --            --          --           --       (260,381)     (260,381)
Treasury Stock  acquired -
   55,000 shares                   --           --           --    (1,045,088)         --           --             --    (1,045,088)
Cash dividend -
   $0.21 per share                 --           --     (136,323)           --          --           --             --      (136,323)
Stock-based compensation           --       54,623           --            --      46,577           --             --       101,200
                             --------   ----------   -----------  ------------  ----------   ----------    -----------  ------------

Balance, September 30, 2003  $  7,991   $7,521,665   $9,695,023   $(2,728,688)  $(388,003)   $(201,794)    $ (112,620)  $13,793,574
                             ========   ==========   ===========  ============  ==========   ==========    ===========  ============


                      The accompanying notes are an integral part of these consolidated financial statements..


------------------------------------------------------------------------------------------------------------------------------------
                                                                  6


                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Nine Months Ended September 30, 2003 and 2002
                                                     (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                  ---------------------------------
                                                                                        2003               2002
                                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $      345,375     $      452,158
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                    182,918            161,654
         Provision for loan losses                                                       690,000            702,000
         Stock dividend on Federal Home Loan Bank stock                                  (18,400)           (20,600)
         Net premium amortization                                                        152,820              1,261
         Net securities gains                                                           (193,606)           (14,102)
         ESOP expense                                                                    101,200             75,652
         Restricted stock award expense                                                   80,299             50,010
         Change in other assets and liabilities                                          (17,179)          (293,356)
                                                                                  ---------------    ---------------

     Net cash from operating activities                                                1,323,427          1,114,677
                                                                                  ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of:
         Securities available for sale                                               (34,204,072)        (8,355,970)
         Premises and equipment                                                         (379,990)          (203,922)
     Proceeds from:
         Sale of securities available for sale                                        15,987,916          6,373,041
         Calls, maturities and principal repayments of securities
           available for sale                                                          8,217,854          1,636,301
         Sale of fixed assets                                                              5,550                 --
     Net change in loans                                                              11,604,226          3,924,765
                                                                                  ---------------    ---------------

Net cash from investing activities                                                     1,231,484          3,374,215
                                                                                  ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in:
         Deposits                                                                     (2,936,254)         2,489,033
         Cash dividend paid                                                             (136,323)          (149,203)
         Purchase of treasury stock                                                   (1,045,088)        (1,683,600)
                                                                                  ---------------    ---------------

              Net cash from financing activities                                      (4,117,665)           656,230
                                                                                  ---------------    ---------------

Net change in cash and cash equivalents                                               (1,562,754)         5,145,122

Cash and cash equivalents at beginning of the year                                    16,320,500         12,197,766
                                                                                  ---------------    ---------------

Cash and cash equivalents at end of the period                                    $   14,757,746     $   17,342,888
                                                                                  ===============    ===============

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                 $    1,856,084     $    2,907,041
         Income taxes                                                                    288,576            610,383

Non-cash transactions
         Transfer of loans to real estate owned                                          126,195            121,040


              The accompanying notes are an integral part of these consolidated financial statements.


-------------------------------------------------------------------------------------------------------------------
                                                          7

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
--------------------------------------------------------------------------------

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

                                                      THREE MONTH PERIOD                NINE MONTH PERIOD
                                                      ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30
                                                      -------------------               ------------------
                                                     2003             2002             2003            2002
                                                     ----             ----             ----            ----
Weighted average shares outstanding - Basic         599,042          643,186          611,244       669,952
Effect of stock options                              18,978            4,532           15,128         6,369
Effect of non-vested stock awards                     3,108           16,874            2,318        16,875
                                                  ---------        ---------        ---------     ---------
Net Effect of stock options and non-vested
  stock awards                                       22,086           21,406           17,446        23,244
Weighted average shares outstanding - Diluted       621,128          664,592          628,690       693,196
                                                  =========        =========        =========     =========

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


--------------------------------------------------------------------------------
                                        8

The following pro forma information presents net income and earnings per common share had the fair value of the options been used to measure compensation cost for the stock option plan.

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                         2003           2002          2003           2002
                                                         ----           ----          ----           ----
    Reported net income                                 $94,037        $60,068      $345,375       $452,158
    Pro forma impact                                    (9,725)        (9,725)      (29,175)       (29,175)
                                                        -------        -------      --------       --------
    Pro forma net income                                $84,312        $50,343      $316,200       $422,983
                                                        =======        =======      ========       ========

    Reported basic earnings per common share              $0.16          $0.09         $0.56          $0.67
    Pro forma impact                                     (0.02)         (0.02)        (0.03)         (0.02)
                                                         ------         ------        ------         ------
    Pro forma basic earnings per common share             $0.14          $0.07         $0.53          $0.65
                                                          =====          =====         =====          =====

    Reported diluted earnings per common share            $0.15          $0.09         $0.55          $0.65
    Pro forma impact                                     (0.01)         (0.01)        (0.03)         (0.02)
                                                         ------         ------        ------         ------
    Pro forma diluted earnings per common share           $0.14          $0.08         $0.52          $0.63
                                                          =====          =====         =====          =====

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lawrence Financial Holdings, Inc. at September 30, 2003, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by US GAAP. Lawrence Financial Holdings, Inc.'s Annual Report for the year ended December 31, 2002, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.



NOTE 2 - REGULATORY  CAPITAL  REQUIREMENTS

         The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt-corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At September 30, 2003 and December 31, 2002, management believes the Bank complied with all regulatory capital requirements. At September 30, 2003, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. Management is unaware of any events or circumstances that would change the Bank's classification since this time.


--------------------------------------------------------------------------------

         The Bank's actual capital levels and minimum required levels were as follows:

                                                                                                   Minimum
                                                                                                Required to be
                                                                Minimum Required            Well Capitalized Under
                                                                   for Capital                 Prompt Corrective
                                           Actual               Adequacy Purposes             Action Regulations
(dollars in thousands)              Amount        Ratio       Amount          Ratio           Amount        Ratio
                                    ------        -----       ------          -----           ------        -----

September 30,2003:
-----------------
Total capital (to risk-
    weighted assets)              $   13,515      15.96%    $    6,774         8.0%        $     8,468      10.0%
Tier 1 (core) capital (to
    risk-weighted assets)         $   12,767      15.08%    $    3,386         4.0%        $     5,080       6.0%
Tier 1 (core) capital (to
    adjusted total assets)        $   12,767       9.75%    $    5,238         4.0%        $     6,547       5.0%


December 31,2002:
----------------
Total capital (to risk-
    weighted assets)              $   13,806      15.19%    $    7,271         8.0%        $     9,089      10.0%
Tier 1 (core) capital (to
    risk-weighted assets)         $   12,976      14.28%    $    3,635         4.0%        $     5,452       6.0%
Tier 1 (core) capital (to
    adjusted total assets)        $   12,976       9.67%    $    5,368         4.0%        $     6,709       5.0%

         Regulations of the Office of Thrift Supervision (OTS) limit the amount of capital distributions that may be made by the Bank without prior approval of the OTS. The regulatory restriction provides that the Bank may make a capital distribution after notifying the OTS and not receiving an objection within the designated time period provided that (1) the total amount of all capital at the institution (including the proposed capital distribution) for the applicable calendar year does not exceed the institution's net income for that year to date plus the institution's retained net income for the preceding two years; (2) the institution will be well capitalized following the proposed capital distributions; and, (3) certain other conditions are met. Capital distributions that are not eligible for the OTS notice process require prior approval from the OTS.

         In addition to the restriction described above, the Bank may not make any capital distributions if the effect thereof would reduce the Bank's capital level below the aggregate balance required for the liquidation account established in connection with the Bank's mutual-to-stock conversion.


--------------------------------------------------------------------------------

NOTE 3 - ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING LOANS

Activity in the allowance for loan losses is as follows:

                                                Nine Months Ended September 30,
                                                    2003              2002
                                                ------------      -----------
                      (Dollars in Thousands)
        Beginning Balance .....................      $1,111           $1,232
        Provision for Loan Losses .............         690              702
        Charge Offs ...........................        (807)            (857)
        Recoveries ............................          30               34
                                                         --               --
        Ending Balance ........................      $1,024           $1,111
                                                     ======           ======


The following table shows the components of non-performing assets at:


                                                  September 30,     December 31,
                                                      2003              2002
                                                  -------------     ------------
                      (Dollars in Thousands)
        Non-Accrual Loans .....................        $528             $531
        Loans 90 days or more past due
          and still accruing interest .........       1,461            1,411
          Total Non-Performing Loans ..........       1,989            1,942
                                                      -----            -----
        Other Real Estate Owned ...............         158              151
        Total Non-Performing Assets ...........      $2,147           $2,093
                                                     ======           ======
        Non-performing loans to total loans ...       2.34%            1.99%
        Non-performing assets to total loans
          plus other real estate owned ........       2.52%            2.14%
        Allowance for credit losses to total
          non-performing loans ................      51.50%           57.20%
        Loans 90 days or more past due and
          not on non-accrual to total loans ...       1.72%            1.45%


--------------------------------------------------------------------------------

ITEM  2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------


                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                          --------------        --------------
                                          2003      2002        2003      2002
                                          ----      ----        ----      ----
SIGNIFICANT RATIOS:
Net income to
   Average total assets                   0.28%     0.18%       0.34%     0.45%
   Average stockholders' equity           2.60      1.62        3.26      4.04
Net Interest Margin                       4.02      4.10        4.07      4.06
Average net loans to average deposits    79.18     87.86       79.31     89.49
Average stockholders' equity to
   average total assets                  10.35     10.89       10.41     11.20
Capital ratios
   Tier I capital - Bank Only             9.75      9.86        9.75      9.86
  Risk-based capital - Bank Only         15.96     15.03       15.96     15.03


--------------------------------------------------------------------------------

PER SHARE DATA:
Earnings per weighted average share
    Basic                              $  0.16      0.09    $  0.56       0.67
    Diluted                               0.15      0.09       0.55       0.65
Weighted average shares outstanding
    Basic                              599,042   643,186    611,244    669,952
    Diluted                            621,128   664,592    628,690    693,196
Total shares outstanding at end
    of period                          600,832   644,978    600,832    644,978
Cash dividends per share               $  0.07      0.07    $  0.21       0.21
Book value per share at end of
    period                             $ 21.21     20.73    $ 21.21      20.73
Market price at end of period
     Source:  NASDAQ.com               $ 23.00     14.30    $ 23.00      14.30



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

           The Bank continued to experience credit quality issues in portions of the loan portfolio, and expensed $300,000 of provision in the first quarter of 2003, $195,000 in the second quarter of 2003, and $195,000 in the third quarter of 2003, compared to $150,000 in the first quarter of 2002, $180,000 in the second quarter of 2002, and $372,000 in the third quarter of 2002.

         During the nine month period ended September 30, 2003, the Company had net charge-offs of approximately $777,000, of which $294,000 occurred in the third quarter. At September 30, 2003, the Company had a ratio of allowance for loan losses to gross loans of 1.20% compared to 1.22% at the end of the prior quarter, and 1.10% for the same period in 2002.


--------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

         During the first nine months of 2003, total assets decreased $4.03 million or 3.0%, to $130.4 million at September 30, 2003 when compared to December 31, 2002. At September 30, 2003, net loans receivable had decreased $12.4 million, or 12.9%, when compared to December 31, 2002. Direct and indirect consumer loans decreased $5.7 million, or 14%, real estate loans decreased by $10.1 million, or 20%, indirect mobile home loans decreased $2.5 million, or 15%, and commercial loans increased by $2.8 million, or 54%. The allowance for loan losses at September 30, 2003 was $1.0 million. The growth in the commercial loan portfolio was due primarily to the origination of commercial loan participations with other, local commercial banks. In general, the decline in the direct consumer loan portfolios and residental mortgage portfolios reflects a combination of reduced loan demand and very aggressive competition from other in-market and out-of-market lenders. The Bank has maintained competitve and consistent pricing and underwriting criteria during this period of heightened competition. The decline in indirect mobile home loan balances is the result of an ongoing strategic objective to reduce the outstanding amounts in this loan portfolio. Lawrence Federal's long term investments, held in the form of securities, increased by $9.6 million, or 68%, when comparing September 30, 2003 balances to December 31, 2002. The reason for the growth in long term investments was due to the fact the bank had excess liquidity in the form of overnight deposits, which were earning only minimal interest. During the first nine months of 2003, Lawrence Financial's available cash and cash equivalents decreased to $14.8 million, a decrease of $1.6 million, or 10%. This decrease was primarily due to the purchase of long term investments.

         Compared to December 31, 2002, total deposits decreased $2.9 million, or 2.5%, to $115.9 million at September 30, 2003.

         Equity decreased $1.0 million, or 7%, to $13.8 million at September 30, 2003 when compared to December 31, 2002. During the period ended September 30, 2003, treasury stock purchased totaled $1.0 million, retained earnings increased $345,000 as a result of net income for the period, the net unrealized appreciation on securities available-for-sale decreased from an unrealized gain of $148,000 to an unrealized loss of $113,000 and $136,000 of cash dividends were paid to shareholders.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2003 AND 2002

         GENERAL. For the three months ended September 30, Lawrence Financial's net income increased 57% to $94,000 for 2003 from $60,000 for 2002. For the nine month period ended September 30, Lawrence Financial's net income decreased 24% to $345,000 for 2003 from $452,000 for 2002. Return on average assets was 0.28% and 0.34% for the third quarter and first nine months of 2003, respectively, compared to 0.18% and 0.45% for the same two periods in 2002. Return on average equity was 2.66% and 3.26% for the third quarter and first nine months of 2003, respectively, compared to 1.62% and 4.04% for the same two periods in 2002. Net interest income decreased $49,000, or 4%, during the third quarter and decreased $300, or less than 1%, for the nine month period ending September 30. Noninterest income increased $49,000, or 26%, during the third quarter and $212,000, or 40%, for the nine month period ending September 30. Positevly affecting net income was a $177,000 or 48% decrease in the provision for loan losses for the quarter ended September 30, and a $12,000 or 2% decrease in the provision for loan losses for the nine months ended September 30. Offsetting the increase in net interest and noninterest income was a $153,000, or 15%, increase in noninterest expense for the quarter ended September 30 and a $421,000, or 14%, increase in noninterest expense for the nine months ended September 30. There are several causes for the increase in non-interest expense. The Company has expensed $926,000 year to date for salaries and wages compared to $801,000 during the same period in 2002. The Company has also experienced: increased costs of employee benefits; increased data processing fees; increased costs related to the collection of delinquent mobile home loans; and other non-interest expenses which are related to the growth of the Company's customer base.

         INTEREST INCOME. Interest income decreased $391,000, or 18%, for the quarter compared to the same quarter in 2002 and decreased $1.0 million, or 15%, for the first nine months of 2003 compared to the first nine months of 2002.


--------------------------------------------------------------------------------
                                       14

Interest income on loans decreased $392,000, or 20%, and decreased $1.1 million, or 18%, for the quarter and nine months ended September 30, respectively. These decreases were primarily a result of a decline in the balance of the loan portfolio and secondarily, as a result of a decrease in the yield on the portfolio. Interest income on long-term investments decreased $14,000, or 8%, for the quarter and increased $23,000, or 5%, for the nine months ended September 30. The decrease in the quarter earnings was primarily due to the purchase of securities at lower yields, while the increase was primarily a result of a larger average balance being carried by the Company during 2003. The average yield on interest-earning assets declined to 5.80% for the quarter and 6.05% for the nine months ended September 30, 2003, from 6.95% and 7.16% for the same two periods in 2002, as lower yielding long term investments became a higher percentage of interest earning assets.

         INTEREST EXPENSE. Interest expense decreased $342,000, or 38%, for the quarter compared to the same quarter in 2002 and decreased $1.04 million, or 36%, for the first nine months of 2003 compared to the first nine months in 2002. The decrease in interest expense for the quarter and nine months ending September 30, 2003, was a direct result of a decline in the rates paid on deposits. In the third quarter and first nine months of 2003, there was no interest paid on Federal Home Loan Bank advances, compared to $30,000 and $88,000 for the same periods in 2002. The average cost of interest-bearing liabilities was 2.00% for the quarter and 2.14% in the first nine months of 2003 compared to 3.01% and 3.31% for the same periods in 2002, primarily as a result of lower market rates on certificates of deposits and a change in the mix of deposits with a higher percentage of deposit dollars being made up from lower cost funding sources.

         PROVISION FOR LOAN LOSSES. Activity in the allowance for loan losses (the "Allowance") consists of increases due to monthly provisions for loan losses and decreases for monthly charge offs, net of recoveries. Management analyzes the adequacy of the allowance balance quarterly by determining its estimate of probable losses in the loan portfolio and comparing that estimate to the allowance's balance. Management calculates its estimate of probable losses primarily by applying expected loss percentages to classified loans and homogeneous loan categories. The impact of these events are described in more detail below as part of the discussion comparing the third quarter of 2003, to the fourth quarter 2002 and to the third quarter 2002 provisions for loan losses.

         The provision for loan losses was $195,000 for the third quarter of 2003 which represents a decrease of $177,000, or 48%, over the $372,000 of provision recorded for the same period in 2002. The provision for loan losses was $690,000 for the nine months ended September 30, 2003 compared to $702,000 for the same period in 2002. Through the nine month periods ended September 30, provision decreased $12,000, or 2% when comparing 2003 to 2002.

         Non-performing assets totaled $2.15 million at September 30, 2003, or 1.65% of assets. Of the $2.15 million in non-performing assets, $1.46 million were loans which are 90 days or more past due and still accruing interest and $528,000 were loans in a non-accrual status. Non-performing indirect mobile home loans made up $535,000 of the loans that were 90 days or more past due and still accruing interest and $234,000 of the loans that are carried in a non-accrual status. At December 31, 2002, non-performing assets totaled $2.09 million or 1.56% of assets. Of the $2.09 million, $1.41 million were loans which are 90 days or more past due and still accruing interest and $531,000 were loans in a non-accrual status. At December 31, 2002, non-performing indirect mobile home loans made up $975,000 of the loans that were 90 days or more past due and still accruing interest and $180,000 of the loans that are carried in a non-accrual status. To facilitate long-term improvement to the quality of the Bank's loan portfolios, the Bank's loan review and collection processes were enhanced in 2002 by the addition of experienced employees. In addition to these improvements the Bank hired an experienced Certified Public Accountant to implement a full time internal audit function within the Company during the second quarter of 2002. Management believes that these changes have served to improve the quality of the information used to analyze the credit risk contained on the balance sheet and the adequacy of the Bank's allowance for loan losses.

         Allowance for loan losses totaled $1.0 million at September 30, 2003 and $1.1 million at September 30, 2002. At September 30, 2003, Lawrence Federal's allowance for loan losses represented 1.20% of total gross loans and 51.50% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations


--------------------------------------------------------------------------------
could be adversely affected. Furthermore, while Lawrence Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Lawrence Federal's loan portfolio, will not request Lawrence Federal to increase its future provisions for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Lawrence Federal's financial condition and results of operations.

         Management continues to monitor closely the risk characteristics of the loan portfolio, local economic conditions and, as stated earlier, will consider these factors when evaluating the appropriate amount of provision and allowance for loan losses. Management believes the company to be adequately reserved at September 30, 2003.












--------------------------------------------------------------------------------
                                       16

NONINTEREST INCOME. The following table shows the components of noninterest income and the dollar and percentage change from the three months ended September 30, 2003 to the same period in 2002 and the nine months ending September 30, 2003 to the same period in 2002.


                                              Quarters Ended           Dollar       Percentage
                                            9/30/03      9/30/02       Change         Change
                                           ---------    ---------     --------     ------------
            (Dollars in Thousands)
        Net securities gains (losses) ....      $9          $6            $3           50%
        Service charges ..................     152         114            38           33%
        Other ............................      75          69             6            9%
                                                --          --             -
              Total ......................    $236        $189           $47           25%
                                              ====        ====           ===

          Service charges increased during the period as a result of repricing the service fees for the various types of deposit accounts.

                                             Nine Months Ended         Dollar       Percentage
                                            9/30/03      9/30/02       Change         Change
                                           ---------    ---------     --------     ------------
            (Dollars in Thousands)
        Net securities gains (losses) ....   $194          $14          $180             N/M
        Service charges ..................    378          331            47             14%
        Other ............................    166          183          (17)            (9)%
                                              ---          ---          ----
              Total ......................   $738         $528          $210             40%
                                             ====         ====          ====

         Net securities gains recognized in the first nine months of 2003 were not duplicated in the same period of 2002. Securities were sold in the first quarter of 2003 to reduce the Bank's exposure to unrealized losses in an upward rate environment. During the first quarter of 2003, management determined that there were investments being held that should be sold due to market conditions. The gains recognized are not expected to be repeated during the remainder of 2003. The decrease in "Other" was due to fluctuations in various items. Service charges increased during the period as a result of repricing the service fees for the various types of deposit accounts.


--------------------------------------------------------------------------------
                                       17

NON-INTEREST EXPENSE. The following tables show the components of noninterest expense and the dollar and percentage change from the three months ended September 30, 2003 to the same period in 2002 and the nine months ending September 30, 2003 to the same period in 2002.

                                              Quarters Ended           Dollar       Percentage
                                            9/30/03      9/30/02       Change         Change
                                           ---------    ---------     --------     ------------

            (Dollars in Thousands)
  Salaries and benefits ..................      $504         $432          $72              17%
  Deposit insurance premiums .............        12           15          (3)            (20)%
  Occupancy and equipment ................       131          118           13              11%
  Data processing ........................       153          135           18              13%
  Franchise tax ..........................        35           29            6              21%
  Advertising expense ....................        14           24         (10)            (42)%
  Professional fees ......................        77           57           20              35%
  Other ..................................       232          195           37              19%
                                                 ---          ---           --
        Total ............................    $1,158       $1,005         $153              15%
                                              ======       ======         ====

         Non-interest expense increased $153,000, or 15%, for quarter ended
September 30, 2003, as compared to the same period in 2002. The increase in salaries and benefits for the quarter ended September 30, 2003 compared to the same period in 2002 reflects the addition of employees as discussed below. The
Company has also experienced increases in: data processing as described in greater detail below; printing and supplies; and other non-interest expenses which are related to the growth of the Company's customer base and the daily operation of the Company.

                                             Nine Months Ended         Dollar       Percentage
                                            9/30/03      9/30/02       Change         Change
                                           ---------    ---------     --------     ------------

            (Dollars in Thousands)
  Salaries and benefits ..................    $1,488       $1,298         $190              15%
  Deposit insurance premiums .............        42           72         (30)            (42)%
  Occupancy and equipment ................       313          285           28              10%
  Data processing ........................       510          401          109              27%
  Franchise tax ..........................       103           94            9              10%
  Advertising expense ....................        64           80         (16)            (20)%
  Professional Fees ......................       243          197           46              23%
  Other ..................................       625          540           85              16%
                                                 ---          ---           --
        Total ............................    $3,388       $2,967         $421              14%
                                              ======       ======         ====

         Non-interest expense increased $421,000, or 14%, for the nine months ended September 30, 2003, as compared to the same period in 2002. The increase in salaries and benefits for the nine months ended September 30, 2003 compared to the same period in 2002 reflects the addition of employees in the loan collection, loan review, internal audit and operations departments within the Company's banking subsidiary. The increase in data processing is the result of an $80,000 expense related to the conversion process (discussed in the following paragraph). The Company has also experienced increases in: costs incurred in the collection of delinquent mobile home loans; printing and supplies; and other non-interest expenses which are related to the growth of the Company's customer base and the daily operation of the Company.

         In July of 2003, the Company replaced its existing data processing system. This conversion to a new processing system will better position the Bank to offer additional products, manage existing products, enhance customer service value, and as an ultimate result, enhance shareholder value. The final direct costs for the deconversion process were $80,000. The final savings for the post conversion process from the current processor will more than offset these costs within the first full year of processing under the new data processing service provider.


--------------------------------------------------------------------------------

         INCOME TAX EXPENSE. The provision for income tax was $23,000 for the three months ended September 30, 2003, compared to $34,000 in the same period for 2002 and $110,000 for the nine months ended September 30, 2003, compared to $200,000 in the same period for 2002. The provision decreased as a result of lower taxable income. The effective tax rate for the quarter ended September 30, 2003 was 19.8% compared with 36.08% for the same period in 2002 and for the nine months ended September 30, 2003 was 24.1% compared with 30.6% for the same period in 2002.














--------------------------------------------------------------------------------
                                       19

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

                                       ----------------------------------------------------------------------------
                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------------------------------------------------------------
                                                      2003                                     2002
                                       ----------------------------------       -----------------------------------

    (DOLLARS IN THOUSANDS)              AVERAGE                  AVERAGE         AVERAGE                   AVERAGE
                                        BALANCE     INTEREST     YIELD/          BALANCE     INTEREST      YIELD/
                                                                  RATE                                      RATE
                                       ---------   ----------  ----------       ----------  ----------   ----------
Interest-earning assets:
   Loans (1) .......................    $92,498       $5,009       7.23%         $103,125      $6,109        7.89%
   Securities (2) ..................     23,559          591       3.65%           12,062         494        5.46%
   Short term investments ..........      9,672           56       0.78%            9,403          90        1.28%
                                          -----           --                        -----          --
         Total interest-earning
          assets ...................    125,729        5,656       6.05%          124,590       6,693        7.16%
Non-interest-earning assets ........      9,974                                     9,228
                                          -----                                     -----
         Total assets ..............   $135,703                                  $133,818
                                       ========                                  ========

Interest-bearing liabilities:
   Deposits:
      Passbook accounts ............    $32,452          259       1.07%          $27,586         443        2.14%
      Money market accounts ........        991            7       0.89%              992          19        2.56%
      NOW accounts .................     14,674           66       0.60%           15,448         151        1.30%
      Certificates of deposit ......     68,516        1,532       2.99%           71,214       2,199        4.12%
                                         ------        -----                       ------       -----
         Total deposits ............    116,633        1,864       2.14%          115,240       2,812        3.26%
   FHLB advances ...................         --           --          --            2,000          88        5.91%
                                             --           --                        -----          --
         Total interest-bearing
          liabilities ..............    116,633        1,864       2.14%          117,240       2,900        3.31%
                                                       -----
Non-interest-bearing
 liabilities .......................      4,947                                     1,595
                                          -----                                     -----

         Total liabilities .........    121,580                                   118,835
Total retained earnings ............     14,123                                    14,983
                                         ------                                    ------
         Total liabilities
          and retained earnings ....   $135,703                                  $133,818
                                       ========                                  ========

   Net interest-earning assets .....     $9,097                                   $14,983
                                         ======                                   =======
   Net interest
    income/interest
    rate spread (3) ................                  $3,792       3.91%                       $3,793        3.85%
                                                      ======                                   ======
   Net interest margin (4) .........                   4.07%                                    4.06%
   Ratio of  interest-earning
    assets to interest-bearing
    liabilities ....................    107.79%                                   106.27%

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

-------------------------------------------------------------------------------------------------------------------

                                                         20

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

         QUALITATIVE ASPECTS OF MARKET RISK. Lawrence Federal's most significant form of market risk is interest rate risk. The principal objectives of Lawrence Federal's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given Lawrence Federal's business strategy, operating environment, capital, liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. Lawrence Federal has an Asset/Liability Committee (ALCO), responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The ALCO is actively involved in reviewing the mix, volume and pricing strategies associated with managing the Bank's balance sheet and interest rate risk. During the first nine months of 2003 management has utilized several internal reports to better analyze the current financial position of the Bank, and the Company, and to identify historic trends in both entities. However, management is aware that the movement of interest rates is an uncertainty which could have a negative impact on the earnings of Lawrence Federal.

         At this time, Lawrence Federal is liability sensitive which makes the Bank subject to increased interest expense during periods of rising interest rates. Lawrence Federal has placed an emphasis on originating adjustable-rate loans and attracting longer term fixed rate time deposits, of which, both will serve to make the balance sheet less liability sensitive. Lawrence Federal currently does not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

         QUANTITATIVE ASPECTS OF MARKET RISK. When evaluating interest rate risk Lawrence Federal utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision (the "OTS"), which is supplemented by an internally generated, monthly "Rate-Volume-Variance Report". The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at June 30, 2003, that would occur upon an immediate change in interest rates based on OTS assumptions, but without giving effect to any steps that management might take to counteract that change.


                                                                                  NPV AS % OF PORTFOLIO
                                            NET PORTFOLIO VALUE                      VALUE OF ASSETS
                CHANGE IN        -------------------------------------------     ----------------------
             INTEREST RATES        (DOLLARS IN THOUSANDS)                          NPV      CHANGE (1)
            IN BASIS POINTS
              (RATE SHOCK)        $ AMOUNT        $ CHANGE         % CHANGE       RATIO
           -----------------     ----------      ----------       ----------     -------   ------------
                   300              14,190          (2,090)           (13)%       10.40%          (115)

                   200              15,203          (1,076)            (7)%       10.99%           (55)

                   100              15,953            (327)            (2)%       11.41%           (14)

                 Static             16,279              --               --       11.55%            --

                  (100)             16,277              (2)             N/M       11.48%            (7)

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

         Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At September 30, 2003, cash and short-term investments totaled $14.8 million. Securities classified as available-for-sale totaled $23.8 million.

         Funding is obtained primarily from activity involving deposit accounts and Federal Home Loan Bank advances. In the first nine months of 2003 Lawrence Federal experienced a net decrease in total deposits of $2.9 million since December 31, 2002 compared to an increase of $2.5 million for the same period in 2002. In addition, at September 30, 2003, Lawrence Federal had the ability to borrow a total of approximately $15 million from the Federal Home Loan Bank of Cincinnati through the use of an existing cash management advance agreement. On that date, Lawrence Federal had no long term advances outstanding. On the same date in 2002, Federal Home Loan Bank advances were at $2 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits.

         Lawrence Federal is subject to various regulatory capital requirements administered by the OTS including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2003, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See the table on page ten (10) of this filing for more detail regarding the Bank's capital position.

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

                             CONTROLS AND PROCEDURES


         The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.













--------------------------------------------------------------------------------
                                       23

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                                   FORM 10-QSB

                        Quarter ended September 30, 2003

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

                    31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief
                           Executive Officer

                    31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief
                           Financial Officer

                    32.1 - Section 1350 Certification of Chief Executive Officer

                    32.2 - Section 1350 Certification of Chief Financial Officer



            (b) Reports on Form 8-K.
                    A report on form 8-K was filed on July 10, 2003. Under
                    Item 9, Regulation FD Disclosure, Lawrence Financial Holdings, Inc. reported that it issued a press release to announce financial results for the quarter ended
                    June 30, 2003.


--------------------------------------------------------------------------------

         SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Lawrence Financial Holdings, Inc.



Date: November 12, 2003     /s/ Jack L. Blair
     ---------------------  ----------------------------------------------------
                            Jack L. Blair
                            President and Chief Executive Officer


Date: November 12, 2003     /s/ RobRoy Walters
    ----------------------  ---------------------------------------------------
                            RobRoy Walters
                            Executive Vice President and Chief Financial Officer











--------------------------------------------------------------------------------
                                       25