Form 10KSB
period 2003-12-31
LAWRENCE FINANCIAL HOLDINGS INC
filed 2004-03-12
CIK 1121577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the Fiscal Year Ended December 31, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ to __________

                         Commission File Number: 0-31847


                        LAWRENCE FINANCIAL HOLDINGS, INC.
                 (Name of small business issuer in its charter)

-----------------------------------------  -------------------------------------
                 MARYLAND                               31-1724442
     (state or other jurisdiction           (IRS employer identification no.)
    of incorporation or organization)
-----------------------------------------  -------------------------------------

  311 SOUTH FIFTH STREET, IRONTON, OHIO                    45638
 (address of principal executive offices)               (zip code)

-----------------------------------------  -------------------------------------

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
Yes  X   No
    ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ____

     The issuer's gross revenues for the fiscal year ended December 31, 2003 were $8,250,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $15,375,102 based upon the average of the bid and asked price ($23.65 per share) as quoted on the OTC-Bulletin Board on February 29, 2004. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

     The number of shares outstanding of the registrant's common stock as of February 29, 2004 was 650,110.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the 2004 annual meeting of stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-KSB.


     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---


                                             INDEX

                                            Part I
                                                                                              Page

Item 1.        Description of Business......................................................    3
Item 2.        Description of Property......................................................   30
Item 3.        Legal Proceedings............................................................   30
Item 4.        Submission of Matters to a Vote of Security Holders..........................   30

                                            Part II

Item 5.        Market for Common Equity and Related Stockholder Matters.....................   31
Item 6.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................   32
Item 7.        Financial  Statements........................................................   42
Item 8.        Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.........................................................   42
Item 8a.       Controls and Procedures......................................................   42

                                            Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act............................................   43
Item 10. Executive Compensation.............................................................   43
Item 11. Security Ownership of Certain Beneficial Owners and Management.....................   44
Item 12. Certain Relationships and Related Transactions.....................................   44
Item 13. Exhibits, List and Reports on Form 8-K.............................................   45
Item 14. Principal Accountant Fees and Services.............................................   46






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

     Lawrence Federal's market area is predominantly rural. The largest employment sectors in this area are services, wholesale retail sales and manufacturing. Lawrence Federal's market area has a lower per capita median household income when compared to Ohio and the United States. While the economy in Lawrence County has been stable over the last two years, plant closings in 2000 and 2002 have resulted in job losses. Over the past several years, unemployment in Lawrence County has been greater than the state and national rate.

COMPETITION

     Lawrence Federal faces intense competition for the attraction of deposits and origination of loans in its market area. Its most direct competition for deposits has historically come from the several financial institutions operating in Lawrence Federal's market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. Lawrence Federal's competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. At June 30, 2003, which is the most recent date for which data is available from the FDIC, Lawrence Federal held 21% of the deposits in Lawrence County, which is the second highest market share out of nine financial institutions with offices in the county. However, banks owned by U.S. Bancorp and National City Corporation, both of which are large regional bank holding companies, also operate in Lawrence County and have significant market share. Additionally, competition for loans may increase due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. Lawrence Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Some of the institutions with which Lawrence Federal competes are significantly larger than Lawrence Federal and, therefore, have significantly greater resources. Due to its relatively small size, Lawrence Federal has fewer resources to devote to marketing and is less able to take advantage of technological advancements. Competition for deposits and the origination of loans could limit Lawrence Federal's growth in the future.

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

                                                                 ----------------------------------------
                                                                              AT DECEMBER 31,
                                                                 ----------------------------------------
                                                                       2003                    2002
                                                                 ------------------   -------------------
                                                                  AMOUNT  PERCENT      AMOUNT   PERCENT
                                                                          OF TOTAL              OF TOTAL
                                                                 -------- ---------   -------- ----------
                                                                          (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family .......................................   $ 40,001     50.0%   $ 43,967      46.3%
   Multi-family and commercial ...............................      9,001     11.3      10,166      10.7
                                                                    -----     ----      ------      ----
      Total real estate loans ................................     49,002     61.3      54,133        57

Consumer loans:
Automobile ...................................................     14,786     18.5      18,742      19.7
   Other .....................................................      3,765      4.7       6,857       7.2
                                                                    -----      ---       -----       ---
      Total consumer loans ...................................     18,551     23.2      25,599      26.9
                                                                   ------     ----      ------      ----
Mobile home loans ............................................     12,289     15.5      15,193      16.1
                                                                   ------     ----      ------      ----
      Total loans ............................................     79,842    100.0%     94,925     100.0%
                                                                             ======                ======
Less:
   Net deferred loan origination costs .......................      2,055                2,643
   Allowance for loan losses .................................     (1,014)              (1,111)
                                                                   ------               ------
   Total loans, net ..........................................   $ 80,883             $ 96,457
                                                                 ========             ========

     The following table presents certain information at December 31, 2003 regarding the dollar amount of loans maturing in Lawrence Federal's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

                                     ---------------------------------------------------------
                                                        AT DECEMBER 31, 2003
                                     ---------------------------------------------------------
                                                       MULTI-
                                        ONE- TO     FAMILY AND       CONSUMER
                                         FOUR-      COMMERCIAL          &            TOTAL
                                        FAMILY      REAL ESTATE     MOBILE HOME      LOANS
                                     ------------  --------------  -------------  ------------
                                                            (IN THOUSANDS)
Amounts due in:
One year or less ...................    $ 4,394        $   884        $ 7,038       $12,316
After one year:
More than one year to three years ..      4,532          1,614         10,303        16,449
More than three years to five years.      4,759          1,775          4,478        11,012
More than five years to 10 years ...     10,515          3,054          5,354        18,923
More than 10 years to 15 years .....      7,488          1,557          3,333        12,378
More than 15 years .................      8,313            117            334         8,764
                                        -------        -------        -------       -------
 Total amount due ..................    $40,001        $ 9,001        $30,840       $79,842
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

     The following table sets forth, at December 31, 2003, the dollar amount of loans contractually due after December 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

                                                    -------------------------------------------
                                                             DUE AFTER DECEMBER 31, 2004
                                                    -------------------------------------------
                                                       FIXED        ADJUSTABLE       TOTAL
                                                    ------------  --------------  -------------
                                                                    (IN THOUSANDS)
Real estate loans:
   One- to four-family.........................          $22,515        $13,092        $35,607
   Multi-family and commercial.................            3,525          4,592          8,117
   Other.......................................                -              -              -
                                                         -------        -------        -------
     Total real estate loans...................           26,040         17,684         43,724
Consumer and mobile home loans.................           21,126          2,676         23,802
                                                         -------        -------        -------
     Total loans...............................          $47,166        $20,360        $67,526
                                                         =======        =======        =======

     ONE- TO FOUR-FAMILY REAL ESTATE LOANS. Lawrence Federal's primary lending activity is the origination of loans secured by one- to four-family residences located in its market area. Lawrence Federal offers one-year adjustable-rate mortgage loans and fixed-rate mortgage loans. Historically, Lawrence Federal has found that borrowers in its market area have a preference for fixed-rate mortgage loans. At December 31, 2003, approximately 61% of Lawrence Federal's residential mortgage loans had fixed interest rates and 39% had adjustable interest rates.

     Lawrence Federal offers fixed-rate loans with terms up to 20 years. Lawrence Federal's adjustable-rate mortgage loans are based on an amortization schedule of up to 30 years. The loan fees charged, interest rates and other provisions of Lawrence Federal's mortgage loans are determined by Lawrence Federal on the basis of its own pricing criteria and market conditions. Interest rates and payments on Lawrence Federal's adjustable-rate mortgage loans are adjusted annually based on the Federal Housing Finance Board's national average mortgage contract rate for major lenders on the purchase of previously occupied homes. The maximum amount by which the interest rate may be increased or decreased on Lawrence Federal's adjustable-rate mortgage loans is generally 1% per year and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. Lawrence Federal qualifies the borrower based on the borrower's ability to repay the loan based on the current index rate plus the applicable margin. Lawrence Federal's adjustable-rate mortgage loans typically include a prepayment penalty if the loan is paid off within three years. The terms and conditions of the adjustable-rate mortgage loans offered by Lawrence Federal, including the index for interest rates, may vary from time to time.

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

     At December 31, 2003, Lawrence Federal's commercial real estate loans were secured by a variety of properties, including retail and small office properties, hotels and churches. At December 31, 2003, Lawrence Federal's largest commercial real estate loan had an outstanding balance of $1,619,000. The loan is secured by a real estate mortgage and personal guarantees. At December 31, 2003, this loan was performing according to its original terms.

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

     MOBILE HOME LOANS. From 1976 through April 2002, Lawrence Federal originated mobile home loans on an indirect basis through Lanco Services, Inc., a company that specializes in mobile home lending. Increasing delinquency trends and an overall decline in the market for the resale of used mobile homes lead Lawrence Federal to cease originating direct and indirect mobile home loans. There are currently no plans to restart the mobile home lending program in 2004.

     Prior to April, 2002 Lanco Services assembled the required loan documents and provided them to Lawrence Federal for review. Lawrence Federal had the opportunity to accept or reject each loan. Lawrence Federal generally financed up to a maximum of 95% of the purchase price of new mobile home units and up to a maximum of 80% of the market value of used mobile home units. Lawrence Federal required that the borrower surrender the title to the mobile home unit during the term of the loan and also required homeowner's insurance on the unit at least equal to the amount financed. Lawrence Federal's mobile home loans, which were made to borrowers in Kentucky, Ohio and Indiana, have terms ranging from five to 20 years and have either fixed or adjustable interest rates. At December 31, 2003, Lawrence Federal had 594 mobile home loans, the average size of which was $20,132.

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

     Lawrence Federal offers fixed-rate automobile loans with terms of up to 72 months. Loan-to-value ratios and maximum loan terms vary depending on the age of the vehicle. Lawrence Federal originates automobile loans through approximately 15 automobile dealers in southern Ohio, western West Virginia and northeastern Kentucky. These dealers provide Lawrence Federal applications to finance new and used vehicles sold by their dealerships. Lawrence Federal has the opportunity to accept or reject each loan. Generally, Lawrence Federal makes automobile loans only to borrowers who have higher credit ratings. Lawrence Federal does not make automobile loans that would be considered "sub-prime." Lawrence Federal pays a fee to the automobile dealer based on the interest rate on the loan. This fee, or dealer reserve, is deposited into an account at Lawrence Federal and paid to the dealer monthly. If a loan is paid off or charged off within a specified time period, Lawrence Federal is credited with a portion of the dealer reserve, which it may withhold from the dealer's account or credit against future payments to the dealer. At December 31, 2003, Lawrence Federal held $10.6 million of indirect auto loans.

     Lawrence Federal also originates consumer loans secured by boats, motorcycles, campers, motor homes and other recreational vehicles. These loans have fixed interest rates and terms of up to five years. At December 31, 2003, Lawrence Federal had $7.3 million of such loans.

     Lawrence Federal offers home equity lines of credit and second mortgage loans. At December 31, 2003, these loans totaled $2.2 million. The underwriting standards applicable to these loans generally are the same as for one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 89% of the appraised value of the property.

     Lawrence Federal makes unsecured personal loans in amounts generally not in excess of $10,000. Lawrence Federal also provides overdraft protection on checking accounts. At December 31, 2003, unsecured loans totaled $479,000.

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

     LOANS TO ONE BORROWER. The maximum amount that Lawrence Federal may lend to one borrower is limited by regulation. At December 31, 2003, Lawrence Federal's regulatory limit on loans to one borrower was $2.75 million. At that date, Lawrence Federal's largest amount of loans to one borrower, including the borrower's related interests, was approximately $1.7 million and consisted of commercial real estate loans. These loans were performing according to their original terms at December 31, 2003.

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

                                                                           --------------------------
                                                                                      YEAR
                                                                                 ENDED DECEMBER 31,
                                                                           --------------------------
                                                                               2003          2002
                                                                           ------------   -----------
                                                                                 (IN THOUSANDS)
Loans at beginning of period .......................................       $  94,925        $ 103,084
Originations:
Real estate loans:
One- to four-family ................................................           6,360           10,981
Multi-family and commercial ........................................           3,464            4,182
                                                                           ---------        ---------
       Total real estate loans .....................................           9,824           15,163
Consumer:
   Automobile ......................................................           5,456            7,976
   Other ...........................................................           2,209            7,516
Mobile home ........................................................              --            2,183
                                                                           ---------        ---------
                  Total loans originated ...........................          17,489           32,838

Participation loans purchased ......................................           2,251            1,950
Deduct:
      Principal loan repayments
     and prepayments ...............................................          34,575           40,801
                                                                           ---------        ---------
      Transfers to REO .............................................             248              196
            Sub-total ..............................................          34,823           40,997
                                                                           ---------        ---------
Net loan activity ..................................................         (15,083)          (8,159)
                                                                           ---------        ---------
      Loans at end of period .......................................       $  79,842        $  94,925
                                                                           =========        =========

     NONPERFORMING ASSETS AND DELINQUENCIES. The following table presents information with respect to Lawrence Federal's nonperforming assets at the dates indicated.

                                                                                   ------------------------
                                                                                              AT
                                                                                          DECEMBER 31,
                                                                                   ------------------------
                                                                                      2003         2002
                                                                                   -----------   ----------

                                                                                    (DOLLARS IN THOUSANDS)
Accruing loans past due 90 days or more:
   One- to four-family real estate .........................................        $  111           $  225
   Multi-family and commercial real estate .................................           574                5
   Automobile ..............................................................            53               11
   Other consumer ..........................................................           185              210
   Mobile home .............................................................           569              960
                                                                                    ------           ------
         Total .............................................................         1,492            1,411
Nonaccruing loans:
   One- to four-family real estate .........................................            50              239
   Multi-family and commercial real estate .................................            --               --
   Automobile ..............................................................            61              102
   Other consumer ..........................................................            --               10
   Mobile home .............................................................           229              180
                                                                                    ------           ------
         Total .............................................................           340              531
Real estate owned (REO) ....................................................           234              151
Other repossessed assets ...................................................            --               --
                                                                                    ------           ------
         Total nonperforming assets ........................................         2,066            2,093
Troubled debt restructurings ...............................................            --               --
                                                                                    ------           ------
Troubled debt restructurings and
   total nonperforming assets ..............................................        $2,066           $2,093
                                                                                    ======           ======
Total nonperforming loans and
   troubled debt restructurings as a
   percentage of total loans ...............................................          2.59%            2.20%
Total nonperforming assets and
   troubled debt restructurings as a
   percentage of total assets ..............................................          1.65%            1.56%

     Interest income that would have been recorded for the year ended December 31, 2003 had nonaccruing loans been current according to their original terms amounted to approximately $8,500. No interest related to these loans was included in interest income for the year ended December 31, 2003.

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

     The following table sets forth the delinquencies in Lawrence Federal's loan portfolio as of the dates indicated.

                                           AT DECEMBER 31, 2003                       AT DECEMBER 31, 2002
                                 ------------------  ------------------   -------------------  ------------------
                                     60-89 DAYS        90 DAYS OR MORE        60-89 DAYS         90 DAYS OR MORE
                                 ------------------  ------------------   -------------------  ------------------
                                          PRINCIPAL          PRINCIPAL             PRINCIPAL            PRINCIPAL
                                  NUMBER   BALANCE   NUMBER   BALANCE      NUMBER   BALANCE    NUMBER    BALANCE
                                    OF        OF       OF        OF          OF        OF        OF         OF
                                   LOANS    LOANS     LOANS    LOANS        LOANS    LOANS      LOANS     LOANS
                                 -------- ---------  ------- ---------    -------- ----------  -------- ---------
                                                             (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family....             8      $635        4      $159           16     $695         8       $464
   Multi-family and
      commercial..........            --        --        1       574            1      167        --         --
   Other..................            --        --       --        --           --       --        --         --
Consumer loans:
   Automobile.............             6        41       14       110           13      110        29        274
   Other..................             9        47       28       174            6       12        15         62
Mobile home loans.........            20       390       32       815           18      416        54      1,170
                                      --    ------             ------           --   ------               ------
      Total...............            43    $1,113       79    $1,832           54   $1,400       106     $1,970
                                      ==    ======             ======           ==   ======               ======
Delinquent loans to
   total gross loans......                    1.39%              2.29%                 1.44%                2.02%

     REAL ESTATE OWNED. Real estate acquired by Lawrence Federal as a result of foreclosure or by deed- in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. At December 31, 2003, Lawrence Federal had $234,000 in real estate owned.

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


     At December 31, 2003, Lawrence Federal's allowance for loan losses represented 1.24% of total gross loans and 49.08% of nonperforming loans. Non-performing assets were $2.1 million at December 31, 2003 remaining unchanged from the same time in 2002. The Company believes that continued efforts in the collection process and loan underwriting standards are aiding in the level of nonperforming loans remaining constant and not increasing as has been seen in recent years.

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

     Management continues to monitor closely the risk characteristics of the loan portfolio, local economic conditions and, as stated earlier, will consider these factors when evaluating the appropriate amount of provision and allowance for loan losses. Management believes the company to be adequately reserved at December 31, 2003.

     The following table represents an analysis of Lawrence Federal's allowance for loan losses. When comparing fiscal year 2003 to 2002 a decrease in charged-off loans occurred overall, as a result of the continued efforts in the collection department. Lawrence Federal kept the provision for loan loss expense in 2003 consistent with 2002 to keep pace with current and projected charge-off experiences. Total provision for loan losses taken in years 2002 and 2003 was $1.8 million and total net charge-offs taken during the same two year period equaled $2.1 million. The result is a net decrease in allowance for loan losses of $218,000 from January 1, 2002 to December 31, 2003.

                                                                              YEAR ENDED DECEMBER 31,
                                                                           ----------------------------
                                                                               2003           2002
                                                                           -------------  -------------
                                                                              (DOLLARS IN THOUSANDS)
                                                                           ----------------------------
Allowance for loan losses, beginning of year .................               $ 1,111          $ 1,232
Charged-off loans:
   Real estate ...............................................                   (59)             (79)
   Consumer ..................................................                  (310)            (383)
   Mobile home ...............................................                  (689)            (644)
                                                                             -------          -------
      Total charged-off loans ................................                (1,058)          (1,106)
Recoveries on loans previously charged off:
   Real estate ...............................................                     1               --
   Consumer ..................................................                    23               24
   Mobile home ...............................................                    22               34
                                                                             -------          -------
      Total recoveries .......................................                    46               58
                                                                             -------          -------
Net loans charged-off ........................................                (1,012)          (1,048)
Provision for loan losses ....................................                   915              927
                                                                             -------          -------

Allowance for loan losses, end of period .....................               $ 1,014          $ 1,111
                                                                             =======          =======

Net loans charged-off to average loans .......................                  1.14%            1.10%
Allowance for loan losses to total loans .....................                  1.24%            1.14%
Allowance for loan losses to nonperforming loans and .........                 49.08%           53.08%
   troubled debt restructuring

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

                                                        AT DECEMBER 31,
                          ---------------------------------------------------------------------------
                                          2003                                  2002
                          ------------------------------------  -------------------------------------
                                       PERCENT OF    PERCENT                 PERCENT OF    PERCENT
                                       ALLOWANCE     OF LOANS                ALLOWANCE     OF LOANS
                                        IN EACH      IN EACH                  IN EACH      IN EACH
                            AMOUNT      CATEGORY     CATEGORY     AMOUNT      CATEGORY     CATEGORY
                                        TO TOTAL     TO TOTAL                 TO TOTAL     TO TOTAL
                                       ALLOWANCE      LOANS                  ALLOWANCE      LOANS
                          ----------  -----------  -----------  ----------- ------------ ------------
                                                    (DOLLARS IN THOUSANDS)

Real estate...........        $152        14.9%        58.1%        $120        10.8%        57.1%
Consumer..............         275         27.1        26.9          362        32.6         26.9
Mobile home...........         587         58.0        15.0          629        56.6         16.0
Unallocated...........          --           --         N/A           --          --          N/A
                            ------       ------                   ------       ------
  Total allowance
    for loan losses...      $1,014       100.0%                   $1,111       100.0%
                            ======       ======                   ======       ======

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

     At December 31, 2003, Lawrence Federal did not own any securities, other than U.S. Government, agency securities and state or municipal government, that had an aggregate book value in excess of 10% of Lawrence Federal's retained earnings at that date.

     The following table presents the amortized cost and fair value of Lawrence Federal's securities at the dates indicated.

                                                                           AT DECEMBER 31,
                                                         ----------------------------------------------------
                                                                   2003                       2002
                                                         -------------------------  -------------------------
                                                          AMORTIZED       FAIR       AMORTIZED       FAIR
                                                            COST          VALUE        COST          VALUE
                                                         -----------   -----------  -----------   -----------
                                                                           (IN THOUSANDS)
Obligations of State and Political Subdivisions.....        $3,233        $3,262       $1,646        $1,644
Obligations of U.S. government agencies.............         7,234         7,214        4,754         4,910
Mortgage backed securities..........................        15,913        15,771        7,568         7,638
                                                           -------        ------      -------       -------

      Total.........................................       $26,380       $26,247      $13,968       $14,192
                                                           =======       =======      =======       =======

     The following presents the activity in the securities portfolio for the periods indicated.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     ------------------------
                                                                                         2003        2002
                                                                                     ------------- ----------
                                                                                          (IN THOUSANDS)
Investment securities, beginning of period .....................................       $ 14,192     $ 11,046
Purchases:
Investment securities - available-for-sale .....................................         38,457       14,398
Sales:
Investment securities - available-for-sale .....................................        (16,355)      (7,557)
Calls and maturities:
   Investment securities - available-for-sale ..................................         (9,490)      (3,863)
(Amortization) accretion of premium/discount ...................................           (200)          (6)
Increase (decrease) in unrealized appreciation/depreciation ....................           (357)         174
                                                                                       --------     --------
   Net increase (decrease) in investment securities ............................         12,055        3,146
                                                                                       --------     --------
Investment securities, end of period ...........................................       $ 26,247     $ 14,192
                                                                                       ========     ========

     The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of Lawrence Federal's debt securities as of December 31, 2003.

                                                                   AT DECEMBER 31, 2003
                                ----------------------------------------------------------------------------------------------
                                                      MORE THAN ONE     MORE THAN FIVE
                                                           YEAR             YEARS          MORE THAN TEN          TOTAL
                                 ONE YEAR OR LESS     TO FIVE YEARS     TO TEN YEARS          YEARS
                                ------------------ ------------------ ------------------ ------------------ -------------------
                                AMORTIZED WEIGHTED AMORTIZED WEIGHTED AMORTIZED WEIGHTED AMORTIZED WEIGHTED AMORTIZED  WEIGHTED
                                   COST   AVERAGE    COST    AVERAGE    COST     AVERAGE    COST    AVERAGE    COST     AVERAGE
                                           YIELD              YIELD              YIELD              YIELD               YIELD
                                --------- -------- --------- -------- --------- -------- --------- -------- --------- ---------
                                                                  (DOLLARS IN THOUSANDS)
Obligations of U.S.
  Government agencies..........      --        --   $ 5,240   3.87%    $  996     3.54%   $   998    5.13%   $ 7,234    3.99%
Obligations of State
and Political .................      --        --        --     --         --       --      3,233    4.49      3,233    4.49%
Subdivisions
Mortgage backed securities ....      --        --     2,781   4.00%     2,165     4.99%    10,967    4.31     15,913    4.35%
                                  -----     -----   -------  -----     ------    -----    -------   -----    -------   -----
   Total debt securities
   at fair value...............      --        --   $ 8,021   3.92%    $3,161     4.53%   $15,198    4.40%   $26,380    4.27%
                                  =====     =====   =======  =====     ======    =====    =======   =====    =======   =====

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

     Lawrence Federal believes it is competitive in the interest rates it offers on its deposit products. Lawrence Federal determines the rates paid based on a number of factors, including rates paid by competitors, Lawrence Federal's need for funds and cost of funds, borrowing costs and movements of market interest rates. Lawrence Federal does not utilize brokers to obtain deposits and at December 31, 2003 had no brokered deposits.

     The following table shows the composition of Lawrence Federal's deposit accounts at the dates indicated.

                                                                  AT DECEMBER 31
                                                    -----------------------------------------
                                                           2003                  2002
                                                    -------------------   -------------------
                                                                  (IN THOUSANDS)
Noninterest-bearing accounts................                    $7,754                 $1,996
Savings accounts............................                    29,070                 33,711
Money market accounts.......................                    19,260                 14,963
Certificates of deposit.....................                    54,912                 68,256
                                                                ------                 ------
     Total deposits.........................                  $110,996               $118,926
                                                              ========               ========

     The following table presents the deposit activity of Lawrence Federal for the periods indicated:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------
                                                                                     2003           2002
                                                                                 ------------   ------------
                                                                                        (IN THOUSANDS)
Beginning balance ...................................................              $ 118,926      $ 116,796
Increase (decrease) before interest credited ........................                (10,291)        (1,501)
Interest credited ...................................................                  2,361          3,631
                                                                                   ---------      ---------
Net increase (decrease) .............................................                 (7,930)         2,130
                                                                                   ---------      ---------
      Ending balance ................................................              $ 110,996      $ 118,926
                                                                                   =========      =========

     At December 31, 2003, Lawrence Federal had $12.9 million in certificates of deposit with principal balances of $100,000 or more maturing as follows:

                          MATURITY PERIOD                      AMOUNT           WEIGHTED
                                                                              AVERAGE RATE
      ----------------------------------------------------  ------------  -------------------
                                                                 (DOLLARS IN THOUSANDS)
      Three months or less                                       $2,699                3.20%
      Over 3 through 6 months                                     1,374                2.25%
      Over 6 through 12 months                                      867                2.12%
      Over 12 months                                              7,992                3.98%
                                                                ------
      Total                                                     $12,932                3.47%
                                                                =======

     BORROWINGS. Lawrence Federal has the ability to use advances from the Federal Home Loan Bank of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Cincinnati functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Cincinnati, Lawrence Federal is required to own capital stock in the Federal Home Loan Bank of Cincinnati and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2003, Lawrence Federal had arranged the ability to borrow a total of approximately $15 million from the Federal Home Loan Bank of Cincinnati.

     The following table presents certain information regarding Lawrence Federal's borrowed funds at or for the periods ended on the dates indicated:

                                                        ----------------------------
                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                        ----------------------------
                                                            2003            2002
                                                        ------------    ------------
                                                           (DOLLARS IN THOUSANDS)
FHLB advances:
   Average balance outstanding........................          --           $1,973
   Maximum amount outstanding at any month-end
      during the period...............................          --            2,000
   Balance outstanding at end of period...............          --               --
   Weighted average interest rate during the period...          --             5.92%
   Weighted average interest rate at end of period....          --               --

SUBSIDIARIES

     Lawrence Federal has one subsidiary, Lawrence Financial Services Corp. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At December 31, 2003, Lawrence Federal's equity investment in its subsidiary was $4,000 or less than 1.0% of total assets.

PERSONNEL

     As of December 31, 2003, Lawrence Federal had 53 full-time employees and no part-time employees, none of whom is represented by a collective bargaining unit. Lawrence Federal believes its relationship with its employees is good.


                           REGULATION AND SUPERVISION

GENERAL

     As a savings and loan holding company, Lawrence Financial is required by federal law to report to and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Lawrence Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Lawrence Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Lawrence Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Lawrence Federal's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Lawrence Financial, Lawrence Federal and their operations. Certain of the regulatory requirements applicable to Lawrence Federal and to Lawrence Financial are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below does not purport to be a complete description of such statutes and regulations and their effects on Lawrence Federal and Lawrence Financial.


HOLDING COMPANY REGULATION

     Lawrence Financial is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as Lawrence Financial, was not generally restricted as to the types of business activities in which it may engage, provided that Lawrence Federal continued to be a qualified thrift lender. See "FEDERAL SAVINGS INSTITUTION REGULATION - QTL TEST." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm -Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company's savings institution subsidiary continues to comply with the QTL Test. Lawrence Financial does not qualify for the grandfathering. Upon any nonsupervisory acquisition by Lawrence Financial of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, Lawrence Financial would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of Lawrence Federal Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of Lawrence Financial and institutions involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Lawrence Federal must notify the Office of Thrift Supervision 30 days before declaring any dividend to Lawrence Financial. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

ACQUISITION OF LAWRENCE FINANCIAL Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of Lawrence Financial's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of Lawrence Financial. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the antitrust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

FEDERAL SAVINGS INSTITUTION REGULATION

     BUSINESS ACTIVITIES. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, E.G., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

     CAPITAL REQUIREMENTS. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At December 31, 2003, Lawrence Federal met each of its capital requirements.

     The following table presents Lawrence Federal's capital position at December 31, 2003.

                                                                                CAPITAL
                                                                      -----------------------------
                         ACTUAL          REQUIRED         EXCESS         ACTUAL         REQUIRED
                         CAPITAL         CAPITAL          AMOUNT         PERCENT         PERCENT
                      -------------   --------------  --------------  -------------  --------------
                                                 (DOLLARS IN THOUSANDS)
Tangible............       $12,803           $5,031          $7,772          10.18%          4.00%
Core (Leverage).....        12,803            5,031           7,772          10.18           4.00
Risk-based..........        13,521            6,600           6,921          16.39           8.00

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

     INSURANCE OF DEPOSIT ACCOUNTS. Lawrence Federal is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2003, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.60 basis points of assessable deposits.

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

     QTL TEST. Federal Law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2003, Lawrence Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     LIMITATIONS ON CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (I.E., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like Lawrence Federal, it is a subsidiary of a holding company. In the event Lawrence Federal's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, Lawrence Federal's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

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

     The Sarbanes-Oxley Act of 2002 generally prohibits loans by Lawrence Financial to its executive officers and directors. However, that act contains specific exception for loans by Lawrence Federal to its executive officers and directors in compliance with federal banking laws. Under such laws, Lawrence Federal's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Lawrence Federal may make to insiders based, in part, on Lawrence Federal's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

FEDERAL HOME LOAN BANK SYSTEM

     Lawrence Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Lawrence Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Lawrence Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2003 of $639,100.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980's and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Lawrence Federal S net interest income would likely also be reduced.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.4 million: a 10% reserve ratio is applied above $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Lawrence Federal complies with the foregoing requirements.

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

                           FEDERAL AND STATE TAXATION

FEDERAL INCOME TAXATION

     GENERAL. Lawrence Financial and Lawrence Federal report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to Lawrence Financial and Lawrence Federal in the same manner as to other corporations with some exceptions, including particularly Lawrence Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Lawrence Federal or Lawrence Financial. Lawrence Federal's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1999. For its 2003 year, Lawrence Federal's maximum federal income tax rate was 34%.

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

                                                                        NET BOOK VALUE
                                                                         OF PROPERTY
LOCATION                                                                 OR LEASEHOLD
                                                  ORIGINAL YEAR        IMPROVEMENTS AT
                                                    ACQUIRED          DECEMBER 31, 2003
MAIN/EXECUTIVE OFFICE:                                                  (IN THOUSANDS)

311 South 5th Street                                  1976                          $694
Ironton, Ohio 45638

DRIVE THROUGH FACILITY:

511 Vernon Street                                     1997                           179
Ironton, Ohio 45638

BRANCH OFFICES:

401 2nd Avenue                                        1960                           127
Chesapeake, Ohio 45619

7510 State Route 7                                    1993                           132
Proctorville, Ohio 45669

404 Solida Road                                       1975                           155
South Point, Ohio 45680

9000 Ohio River Road                                  1998                           615
Wheelersburg, Ohio  45694                                                         ------

     Total                                                                        $1,902
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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Lawrence Financial's common stock is quoted on the OTC-Bulletin Board under the symbol "LWFH". As of December 31, 2003, there were 650,110 shares of common stock outstanding and 176 stockholders, excluding persons or entities who hold stock in nominee or "street name."

     The following table shows the high and low sales price and dividends paid on Lawrence Financial's common stock for the periods indicated.

     QUARTER ENDED                                         HIGH        LOW      DIVIDENDS PAID
     -------------                                         ----        ---      --------------

     March 31, 2002...................................    $17.80     $14.45          $0.07
     June 30, 2002....................................     18.05      16.15           0.07
     September 30, 2002...............................     16.75      14.30           0.07
     December 31, 2002................................     16.85      13.75           0.07
     March 31, 2003...................................     18.95      15.95           0.07
     June 30, 2003....................................     23.50      18.70           0.07
     September 30, 2003...............................     23.30      22.05           0.07
     December 31, 2003................................     27.50      22.80           0.07

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Lawrence Federal's results of operations depend primarily on its net interest income, which is the difference between the interest income earned on Lawrence Federal's interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. Lawrence Federal also generates noninterest income primarily from loan fees and service charges. Lawrence Federal's noninterest expenses primarily consist of employee compensation and benefits, occupancy expense, data processing costs, and other operating expenses. Lawrence Federal's results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations.

     OPERATING STRATEGY

     Lawrence Financial Holdings, Inc. (Company), through its wholly owned subsidiary Lawrence Federal Savings Bank (Bank), operates as a community-oriented financial institution focused on meeting the financial service needs of consumers in its market area. To accomplish this objective, Lawrence Federal offers a variety of mortgage and consumer loans and retail deposit products. Lawrence Federal has historically extended its lending activities outside of its market area through programs for originating mobile home and automobile loans through a network of dealers. These indirect lending programs have helped Lawrence Federal originate a larger amount of consumer loans, which typically have shorter terms and higher yields than mortgage loans, than the Bank would otherwise be able to originate. In addition, the origination of shorter term consumer loans helps the Company manage it's interest rate risk. However, indirect lending programs may result in greater risk and require careful monitoring by management. Adverse developments with the mobile home loan portfolio led to the termination of this program in 2002.


CRITICAL ACCOUNTING POLICIES

Accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. Lawrence Federal considers the following to be its critical accounting policies: allowance for loan losses and deferred income taxes. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

ALLOWANCE FOR LOAN LOSSES

Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loans trends, charge-off experience and other asset quality factors. Provisions for losses on the loan portfolio are calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category, with consideration given to loan growth over the preceding twenty four months. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Lawrence Federal Savings Bank's allowance for loan losses. Such agencies may require Lawrence Federal to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

DEFERRED INCOME TAXES

Lawrence Federal uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance would be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND 2002

     During the fiscal year 2003, total assets decreased $8.9 million, or 6.6%, to $125.5 million at December 31, 2003. The decrease in assets in 2003 primarily reflected runoff from the loan portfolio. At December 31, 2003, cash and cash equivalent balances had decreased $5.7 million, or 34.8%, and securities available for sale had increased by $12.1 million, or 85%, when compared to the same date in 2002. During the year ended December 31, 2003, gross loans receivable decreased $15.6 million, or 16.1%. Consumer loans decreased $5.6 million, or 21.8%, real estate loans decreased $6.6 million, or 12.2%, and mobile home loans decreased $2.9 million, or 19.1%. The majority of the decrease in consumer loans is primarily due to reducing the number of indirect automobile loans originated in 2003, while real estate loans decreased as a result of highly competitive fixed-rate, long-term loans being offered by several regional banks and mortgage brokers. The outstanding balance of mobile home loans has been declining during the year, which reflects the Bank's continued efforts to reduce the concentration of mobile home loans in the portfolio. Lawrence Federal's long term investments, held in the form of securities, increased by $12.1 million, or 85%, when compared to December 31, 2002. The reason for the growth in the long term investments was due to the realignment of the excess liquidity the bank had in the form of overnight deposits, which were earning only minimal interest.

     During 2003, total deposits and borrowings decreased $7.9 million, or 6.7%, to $110.9 million at December 31, 2003. The primary reason for this decrease was a result of market competition with other local banks offering more competitive rates.

     Equity decreased $764,000, or 5.2%, during fiscal year 2003 to $14.0 million at December 31, 2003. During the year ending December 31, 2003, treasury stock purchased totaled $1,045,088, retained earnings increased $477,000 as a result of net income while accumulated other comprehensive income decreased from an unrealized gain of $148,000 to an unrealized loss of $88,000, primarily as a result of changes to the securities available-for-sale portfolio arising during the period, and $182,000 of cash dividends were paid to shareholders.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

     GENERAL. The Company's net income decreased 21% to $477,000 for 2003 from $606,000 for 2002. Return on average assets was 0.36% in 2003 and 0.45% in 2002, and return on average equity was 3.40% in 2003 and 4.07% in 2002. Net interest income decreased $37,000, or 1%, while noninterest income, exclusive of sale of securities, increased $32,000, or 5%. The decrease in net interest income was primarily the result of a decline of $1.7 million in average earning asset balances during fiscal year 2003. In addition to the decrease in net interest income was a $408,000 or 10% increase in noninterest expense. There are several causes for the increase in non-interest expense. Expense for the Employee Stock Ownership

Program (ESOP) and restricted stock awards increased $33,000 over 2002. The Company has also experienced increases in: salaries and wages paid; the addition of employees in the operations department; increased costs of employee benefits; increased costs related to occupancy and equipment; increased data processing fees; increased costs related to the collection of delinquent mobile home loans; and other non-interest expenses related to the day to day operations of the company.

     INTEREST INCOME. Interest income decreased $1.4 million, or 16%, in 2003 compared to 2002. Interest income on loans decreased $1.5 million, or 19%, primarily as a result of decreasing interest rates and customers refinancing loans with various local institutions with more favorable rates. Interest income on short term investments decreased $71,000, or 49%. The average yield on interest-earning assets decreased to 5.97% in 2003 from 6.98% in 2002, as the loan portfolio continued to shrink and loans being refinanced for more favorable rates.

     INTEREST EXPENSE. Interest expense decreased $1.4 million, or 37%, in 2003 compared to 2002. Interest paid on deposits decreased $1.3 million, or 35%, as a result of a reduction of interest rates paid on the average balances of deposits during the year. There was no interest paid on Federal Home Loan Bank advances in 2003 compared to $117,000 in 2002. The average cost of interest-bearing liabilities decreased 110 basis points to 2.07% in 2003 from 3.17% in 2002, primarily as a result of reduced market rates on certificates of deposit and savings accounts.

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

     The provision for loan losses was $915,000 for 2003 compared to $927,000 for 2002. The provision for 2003 and 2002 reflected management's assessment of probable losses, which is impacted by changes in the composition of the loan portfolio. (See pages 13 through 16 of this filing for more information.)

     At December 31, 2003, the Company's allowance for loan losses as a percentage of gross loans outstanding increased by 10 basis points, to 1.24% from 1.14%, when compared to the same period in 2002. Allowance for loan losses totaled $1.0 million at December 31, 2003, a decrease of $97,000, or 9%, compared to the same date in 2002. The mix of the allowance also changed with the portion allocated to real estate loans increasing by $9,000, or 7%, the portion of the allowance allocated to consumer loans increasing by $87,000, or 2%, mobile home reserves decreasing by $42,000, or 7%, and commercial reserves increasing by $30,000 or 300%.

     While management believes the existing level of reserves is adequate, future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions that may be beyond Lawrence Federal's control.


     NONINTEREST INCOME. The following table shows the components of noninterest income and the dollar and percentage change from 2003 to 2002.

                                                           2003         2002        DOLLAR      PERCENTAGE
                                                                                   CHANGE        CHANGE
                                                         ---------  ------------ ------------ -------------
                                                                       (DOLLARS IN THOUSANDS)
Net securities gains...........................              $189           $55         $134           244%
Service charges................................               503           452           51            11
Other..........................................               236           255          (19)           (8)
                                                              ---           ---         ----
      Total                                                  $928          $762         $166            22
                                                             ====          ====         ====

     Net securities gains increased in fiscal year 2003 as Lawrence Federal sold securities at a gain of $189,000 compared to $55,000 in gain reported in the same period of 2002. Securities were sold in the first quarter of 2003 to reduce the Banks exposure to unrealized losses in an upward rate environment. These gains are not expected to be repeated in 2004. Service charges increased in 2003 as a result of adjustments to fee schedules and improved management systems which enables Lawrence Federal to more effectively assess charges on transaction accounts. Lawrence Federal will continue to monitor the fee schedules of in-market competitors and adjust our products to reflect current market pricing. Other income consists of decreases in the cash surrender value of bank owned life insurance, gain on the sale of fixed assets and other miscellaneous items.

NONINTEREST EXPENSE. The following table shows the components of noninterest expense and the dollar and percentage change from 2003 to 2002.

                                                              2003           2002          DOLLAR      PERCENTAGE
                                                                                           CHANGE        CHANGE
                                                          -------------  -------------  ------------- -------------
                                                                           (DOLLARS IN THOUSANDS)
Salaries and benefits ...............................           $1,963          $1,725         $  238            14%
Deposit insurance premiums ..........................               19              37            (18)          (49)
Occupancy and equipment .............................              426             371             55            15
Data processing .....................................              625             535             90            17
Franchise tax .......................................              138             127             11             9
Professional fees ...................................              246             235             11             5
Advertising expense .................................               80             110            (30)          (27)
Other ...............................................              868             817             51             6
                                                                ------          ------         ------
      Total .........................................           $4,365          $3,957         $  408            10
                                                                ======          ======         ======

     Salaries and benefits increased as a result of: additional staff, normal annual merit increases in salaries, a 27% increase in premiums paid for employee health care insurance; and the recognition of the expense related to employee stock ownership and incentive plans. Deposit insurance premiums decreased as a result of the average balance of deposits decreased during 2003. Occupancy and equipment increased as a result of the company upgrading its computer system and implementing a local area network. Data processing costs increased as a result of an $80,000 expense related to the conversion process (discussed in the following paragraph). Making up the bulk of the increase in "Other" are expenses related to the repossession of mobile home units and the expenses related to the sale of other real estate owned which accounted for $46,000 of the increase. In addition to this increase, the Company experienced increases in various other expense items.

     In July of 2003, the Company replaced its existing data processing system. This conversion to a new processing system better positioned the Bank to offer new products, manage and improve existing products, enhance customer service value, and as an ultimate result, enhance shareholder value. The final direct costs for the deconversion process were $80,000. The final cost savings for the post conversion process will more than offset these costs within the first full year of processing under the new data processing service provider.


     INCOME TAX EXPENSE. The provision for income tax was $132,000 in 2003 compared to $270,000 in 2002. The provision decreased as a result of declining taxable income. The effective tax rate for 2003 was 21.7% compared with 30.8% for 2002. The decrease in the effective tax rate for 2003 compared to 2002 was primarily due to the increase in tax exempt interest income from various tax exempt investments.

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

                                           -----------------------------------------------------------------
                                                               YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------
                                                        2003                             2002
                                           --------------------------------  --------------------------------
                                             AVERAGE               AVERAGE    AVERAGE               AVERAGE
                                             BALANCE    INTEREST    YIELD/    BALANCE    INTEREST    YIELD/
                                                                    RATE                             RATE
                                            ---------- --------- ----------  ---------- --------- ----------
                                                                (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans (1) .............................    $ 90,055   $  6,433     7.14%    $101,737   $  7,931      7.80%
  Securities (2) ........................      23,559        816     3.68       12,358        671      5.71
  Interest-bearing deposits .............      10,092         73     0.73       11,355        145      1.28
                                             --------   --------              --------   --------
     Total interest-earning assets ......     123,706      7,322     5.97      125,450      8,747      6.98
Non-interest-earning assets .............      10,287                            9,155
                                             --------                         --------
     Total assets .......................    $133,993                         $134,605
                                             ========                         ========

Interest-bearing liabilities:
  Deposits:
    Savings accounts ....................    $ 31,688        293     0.92     $ 29,058        577      1.98
    Money market accounts ...............         943          7     0.77        1,001         23      2.29
    NOW accounts ........................      14,827        105     0.71       15,449        194      1.25
    Certificates of deposit .............      66,334      1,956     2.93       70,583      2,837      4.02
                                             --------   --------              --------   --------
     Total deposits .....................     113,792      2,361     2.07      116,091      3,631      3.11
  FHLB advances .........................          --         --       --        1,973        117      5.92
                                             --------   --------              --------   --------
     Total interest-bearing
       liabilities.......................     113,792      2,361     2.07      118,064      3,748      3.18

Non-interest-bearing liabilities ........       6,166                            1,631
                                             --------                         --------
     Total liabilities ..................     119,958                          119,695
Total retained earnings .................      14,035                           14,910
                                             --------                         --------
     Total liabilities and
       retained earnings ................    $133,993                         $134,605
                                             ========                         ========

  Net interest-earning assets............      $9,914                            7,386
                                               ======                            =====
  Net interest income/interest rate
    spread (3)...........................                 $4,961     3.90%                 $4,999      3.80%
                                                          ======     ====                  ======      ====
  Net interest margin (4)................                   4.01%                            4.00%
                                                            ====                             ====
  Ratio of interest-earning assets
    to interest-bearing liabilities......      108.71%                          106.26%
                                               ======                           ======

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

                                                                         ------------------------------------
                                                                             YEAR ENDED DECEMBER 31, 2003
                                                                                      COMPARED TO
                                                                             YEAR ENDED DECEMBER 31, 2002
                                                                         ------------------------------------
                                                                          INCREASE (DECREASE)
                                                                                DUE TO
                                                                         ----------------------   -----------
                                                                           RATE       VOLUME         NET
                                                                         ----------  ----------   -----------
                                                                                (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Loans ....................................................             $  (587)     $  (911)     $(1,498)
   Securities ...............................................                (495)         640          145
   Interest-earning deposits ................................                 (55)         (16)         (71)
                                                                          -------      -------      -------
         Total interest-earning assets ......................              (1,137)        (287)      (1,424)
INTEREST-BEARING LIABILITIES:
   Deposits:
      Passbook accounts .....................................                (336)          52         (284)
      Money market accounts .................................                 (15)          (1)         (16)
      NOW accounts ..........................................                 (81)          (8)         (89)
      Certificates of deposit ...............................                (710)        (171)        (881)
  FHLB advances .............................................                  (1)        (116)        (117)
                                                                          -------      -------      -------

         Total interest-bearing liabilities .................              (1,143)        (244)      (1,387)
                                                                          -------      -------      -------
Increase (decrease) in net interest income ..................             $     6      $   (43)     $   (37)
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

     QUANTITATIVE ASPECTS OF MARKET RISK. Lawrence Federal primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk. This analysis measures interest rate risk by computing changes in the net portfolio value of Lawrence Federal's cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at December 31, 2003, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.

   -------------------                                              -----------------------
                                                                     NPV AS % OF PORTFOLIO
       CHANGE IN                                                        VALUE OF ASSETS
     INTEREST RATES        ------------------------------------     -----------------------
    IN BASIS POINTS                 NET PORTFOLIO VALUE
      (RATE SHOCK)         ------------------------------------
                                                                        NPV        CHANGE
                            AMOUNT       $ CHANGE     % CHANGE         RATIO        (1)
   --------------------    --------    -----------   -----------    ----------  -----------

                                       (DOLLARS IN THOUSANDS)
           300              $13,703       $(3,445)         (20)%       10.90%       (219)
           200               15,138        (2,010)         (12)        11.85        (124)
           100               16,326          (821)          (5)        12.61         (49)
          Static             17,148            --           --         13.10          --
          -100               17,416           269            2         13.21          11

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

LIQUIDITY AND CAPITAL RESOURCES

     On October 24, 2003 Lawrence Financial announced that the Company's Board of Directors had approved the repurchase of up to 15,000 shares, or approximately 2% of the Company's outstanding common stock. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. Funding for the repurchase of stock may serve to reduce liquidity levels and/or increase the amount of borrowed funds at the Company. Repurchased shares will be held in treasury, reducing the Company's total equity, and will be available for the Company's benefit plans.

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

     Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At December 31, 2003, cash and short-term investments totaled $10.6 million. Securities classified as available-for-sale totaled $26.3 million at December 31, 2003. In addition, at December 31, 2003, Lawrence Federal had arranged the ability to borrow a total of approximately $15.0 million from the Federal Home Loan Bank of Cincinnati.

     The primary investing activities of Lawrence Federal are the origination of loans and the purchase of securities. In 2003, Lawrence Federal originated $17.5 million of loans and purchased $38.5 million of securities. In 2002, Lawrence Federal originated $32.8 million of loans and purchased $14.4 million of securities.

     Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Lawrence Federal experienced a net decrease in total deposits of $7.9 million and $2.1 million for 2003 and 2002, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits.

     At December 31, 2003, Lawrence Federal had outstanding commitments to originate loans of $2.4 million. These loans are to be secured by properties located in its market area. Lawrence Federal anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2003 totaled $32.0 million. Management believes, based on past experience, that a significant portion of those deposits will remain with Lawrence Federal. Based on the foregoing, Lawrence Federal considers its liquidity and capital resources sufficient to meet its outstanding short-term and long- term needs.

     Lawrence Federal is subject to various regulatory capital requirements administered by the Office of Thrift Supervision including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2003, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See "REGULATION AND SUPERVISION--FEDERAL SAVINGS INSTITUTION REGULATION--CAPITAL REQUIREMENTS" and note 11 of the notes to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

     In the normal course of operations, Lawrence Federal engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by Lawrence Federal primarily to manage customers' requests for funding.

     For the year ended December 31, 2003, Lawrence Federal engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

     During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 13 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

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

ITEM 8A.     CONTROLS AND PROCEDURES

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information relating to the directors and officers of Lawrence Financial and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Lawrence Financial's Proxy Statement for the 2004 Annual Meeting of Stockholders. The information concerning the Company's code of ethics and business conduct is incorporated herein by reference to Lawrence Financial's Proxy Statement for the 2004 Annual Meeting of Stockholders. The Company's Code of Ethics and Business Conduct is filed as an exhibit to this report.

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

     MARY Y. CRONACHER has been associated with Lawrence Federal Savings Bank for 27 years. She has served as Vice President, Secretary and Treasurer since 1996.

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

ITEM 10.     EXECUTIVE COMPENSATION

     The information regarding executive compensation is incorporated herein by reference to Lawrence Financial's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to Lawrence Financial's Proxy Statement for the 2004 Annual Meeting of Stockholders.

     Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result or a change in control of the Company.

1Equity Compensation Plan Information

------------------------------ ---------------------------- ----------------------- --------------------------

PLAN CATEGORY                  NUMBER OF SECURITIES         WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                               TO BE ISSUED UPON EXERCISE   EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                               OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,    FUTURE ISSUANCE UNDER
                               WARRANTS AND RIGHTS          WARRANTS AND RIGHTS     EQUITY COMPENSATION
                                                                                    PLANS (EXCLUDING
                                                                                    SECURITIES REFLECTED IN
                                                                                    COLUMN (A))
                               (A)                          (B)                     (C)
------------------------------ ---------------------------- ----------------------- --------------------------
EQUITY COMPENSATION
PLANS APPROVED BY SECURITY
HOLDERS                                             58,187                  $14.45                     19,395
------------------------------ ---------------------------- ----------------------- --------------------------

EQUITY COMPENSATION
PLANS NOT APPROVED BY
SECURITY HOLDERS                                        --                      --                         --
------------------------------ ---------------------------- ----------------------- --------------------------

TOTAL                                               58,187                  $14.45                     19,395
------------------------------ ---------------------------- ----------------------- --------------------------




ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to Lawrence Financial's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

  (a) (1) The following consolidated financial statements of Lawrence Federal are filed as part of this document under Item 7.
          o    Report of Independent Auditors.
          o Consolidated Balance Sheets for the years ended December 31, 2003 and 2002.
          o Consolidated Statements of Income for the years ended December 31, 2003 and 2002.
          o Consolidated Statements of Comprehensive Income for the years ended December 31, 2003 and 2002.
          o Consolidated Statements of Equity for the years ended December 31, 2003 and 2002.
          o Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002.
          o    Notes to Consolidated Financial Statements

          (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (3)  Exhibits
               3.1 Articles of Incorporation of Lawrence Financial Holdings, Inc.(1)
               3.2   Bylaws of Lawrence Financial Holdings, Inc.(1)
               4.0 Specimen Stock Certificate of Lawrence Financial Holdings, Inc.(1)
               10.1 Lawrence Federal Savings Bank Employment Agreement with Jack L. Blair(2)
               10.2 Lawrence Financial Holdings, Inc. Employment Agreement with Jack L. Blair(2)
               10.3  Lawrence Federal Savings Bank 401 (k) Savings Plan(1)
               10.4 Lawrence Federal Savings Bank Employee Severance Compensation Plan(2)
               10.5 Lawrence Federal Savings Bank Supplemental Executive Retirement Plan(2)
               10.6 Deferred Compensation Agreement dated as of June 25, 1996 between Lawrence Federal Savings Bank and Jack L. Blair(1)
               10.7 Form of Deferred Fee Agreement between Lawrence Federal Savings Bank and individual directors(1)
               10.8 Form of Amended and Restated Director Retirement Agreement between Lawrence Federal Savings Bank and individual directors
               10.9 Agreement dated December 1, 1992 between Lawrence Federal Savings Bank and Lanco Services, Inc.(1)
               10.10 Lawrence Financial Holdings, Inc. 2001 Stock-Based
                     Incentive Plan.(3)
               14.0  Code of Ethics and Business Conduct
               21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1, "Description of Business-Subsidiaries."
               23.0  Consent of Crowe Chizek and Company LLC
               31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
               31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
               32.1  Section 1350 Certification of Chief Financial Officer
               32.2  Section 1350 Certification of Chief Executive Officer
          (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on September 8, 2000, Registration No. 333-45404.
          (2) Incorporated herein by reference from the Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
          (3) Incorporated herein by reference to Appendix A to the Company's Proxy Statement for its 2001 annual meeting of shareholders filed on May 24, 2001.

  (b) Reports on Form 8-K

               On October 10, 2003, Lawrence Financial furnished a report on Form 8-K on which it reported the release of its results of operations for the quarter ended September 30, 2003.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information relating to Lawrence Financial's principal accountant is incorporated herein by reference to Lawrence Financial's Proxy Statement for the 2004 Annual Meeting of Stockholders.

CONFORMED SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LAWRENCE FINANCIAL HOLDINGS, INC.


Date: March 12, 2004                  By: /s/ Jack L. Blair
                                          ---------------------------------
                                          Jack L. Blair
                                          President Chief Executive Officer
                                          and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                           Title                                 Date
----                           -----                                 ----


/s/ Jack L. Blair              President, Chief Executive       March 12, 2004
----------------------------   Officer and Director
Jack L. Blair                  (principal executive officer)


/s/ RobRoy Walters             Chief Financial Officer          March 12, 2004
----------------------------   (principal financial and
RobRoy Walters                 accounting officer)


/s/ Tracy E. Brammer, Jr.      Chairman of the Board            March 12, 2004
----------------------------
Tracy E. Brammer, Jr.


/s/ Charles E. Austin, II      Director                         March 12, 2004
----------------------------
Charles E. Austin, II


/s/ Herbert J. Karlet          Director                         March 12, 2004
----------------------------
Herbert J. Karlet


/s/ Phillip O. Mcmahon         Director                         March 12, 2004
----------------------------
Phillip O. McMahon


/s/ Robert N. Taylor           Director                         March 12, 2004
----------------------------
Robert N. Taylor

                        LAWRENCE FINANCIAL HOLDINGS, INC.

                                  Ironton, Ohio

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002




                                    CONTENTS




REPORT OF INDEPENDENT AUDITORS............................................... 1


CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS............................................... 2

   CONSOLIDATED STATEMENTS OF INCOME......................................... 3

   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME .......................... 4

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY................ 5

   CONSOLIDATED STATEMENTS OF CASH FLOWS..................................... 6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................ 7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Lawrence Financial Holdings, Inc.
Ironton, Ohio


We have audited the accompanying consolidated balance sheets of Lawrence Financial Holdings, Inc. as of December 31, 2003 and 2002, and related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawrence Financial Holdings, Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                          /s/ Crowe Chizek and Company LLC


Columbus, Ohio
January 29, 2004

--------------------------------------------------------------------------------


                               LAWRENCE FINANCIAL HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                  December 31, 2003 and 2002

----------------------------------------------------------------------------------------------------

                                                                         2003               2002
                                                                         ----               ----
ASSETS
  Cash and due from banks                                           $   10,134,534    $   16,140,900
  Merrill Lynch money market fund                                          508,695           179,600
                                                                    --------------    --------------
      Total cash and cash equivalents                                   10,643,229        16,320,500
  Securities available for sale, at fair value                          26,247,238        14,192,370
  Loans, net of allowance of $1,014,448 in 2003
    and $1,110,813 in 2002                                              80,882,658        96,457,033
  Federal Home Loan Bank stock                                             639,100           614,400
  Premises and equipment, net                                            3,474,160         3,340,888
  Accrued interest receivable                                              566,309           685,755
  Cash surrender value of life insurance                                 2,284,990         2,131,685
  Other assets                                                             724,445           645,916
                                                                    --------------    --------------

                                                                    $  125,462,129    $  134,388,547
                                                                    ==============    ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
      Noninterest-bearing deposits                                  $    7,753,907    $    1,995,918
      Interest-bearing deposits                                        103,241,721       116,930,237
                                                                    --------------    --------------
           Total deposits                                              110,995,628       118,926,155
      Other liabilities                                                    441,248           673,601
                                                                    --------------    --------------
           Total liabilities                                           111,436,876       119,599,756

  Shareholders' Equity
      Common stock; par value $0.01 per share; shares
        authorized:  4,000,000; shares issued:  799,110                      7,991             7,991
      Additional paid-in capital                                         7,559,313         7,467,042
      Retained earnings                                                  9,781,499         9,485,971
      Treasury stock, at cost; shares: 149,000 in 2003
        and 94,000 in 2002                                              (2,728,688)       (1,683,600)
      Unearned ESOP shares; unearned shares: 37,251
        in 2003 and 43,458 in 2002                                        (372,510)         (434,580)
      Unearned restricted stock awards; unearned
        shares: 9,310 in 2003 and 13,965 in 2002                          (134,530)         (201,794)
      Accumulated other comprehensive income (loss),
        net of tax of $(45,242) in 2003 and $76,119 in 2002                (87,823)          147,761
                                                                    --------------    --------------
           Total shareholders' equity                                   14,025,252        14,788,791
                                                                    --------------    --------------

                  Total liabilities and shareholders' equity        $  125,462,129    $  134,388,547
                                                                    ==============    ==============

----------------------------------------------------------------------------------------------------

                     See accompanying notes to consolidated financial statements.

                                                                                                  2.

                             LAWRENCE FINANCIAL HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                           Years ended December 31, 2003 and 2002

--------------------------------------------------------------------------------------------

                                                                  2003             2002
                                                                  ----             ----
INTEREST INCOME
     Loans, including fees                                     $  6,432,477    $   7,930,951
     Taxable securities                                             709,773          647,490
     Tax exempt securities                                          106,412           23,027
     Overnight deposits                                              73,430          144,785
                                                               ------------    -------------
                                                                  7,322,092        8,746,253
INTEREST EXPENSE
     Deposits                                                     2,360,508        3,631,129
     Federal Home Loan Bank borrowings                                   --          116,905
                                                               ------------    -------------
                                                                  2,360,508        3,748,034
                                                               ------------    -------------

NET INTEREST INCOME                                               4,961,584        4,998,219

Provision for loan losses                                           915,000          927,000
                                                               ------------    -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               4,046,584        4,071,219

NONINTEREST INCOME
     Net securities gains                                           189,303           54,564
     Service charges                                                502,783          451,963
     Gain on disposal of premises and equipment                         791               --
     Other                                                          235,321          255,104
                                                               ------------    -------------
                                                                    928,198          761,631
NONINTEREST EXPENSE
     Salaries and benefits                                        1,962,989        1,724,568
     Deposit insurance premiums                                      19,011           37,104
     Occupancy and equipment                                        425,810          371,174
     Data processing                                                624,627          535,132
     Professional fees                                              245,716          234,560
     Franchise tax                                                  138,453          127,152
     Loss on disposal of premises and equipment                          --           25,079
     Advertising expense                                             80,135          109,649
     Other                                                          868,450          792,020
                                                               ------------    -------------
                                                                  4,365,191        3,956,438
                                                               ------------    -------------

INCOME BEFORE INCOME TAX                                            609,591          876,412

Provision for income tax                                            132,401          269,963
                                                               ------------    -------------

NET INCOME                                                     $    477,190    $     606,449
                                                               ============    =============

Basic earnings per common share                                $       0.78    $        0.91
                                                               ============    =============

Diluted earnings per common share                              $       0.76    $        0.90
                                                               ============    =============

--------------------------------------------------------------------------------------------

               See accompanying notes to consolidated financial statements.




                             LAWRENCE FINANCIAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          Years ended December 31, 2003 and 2002

---------------------------------------------------------------------------------------------

                                                                       2003           2002
                                                                       ----           ----
Net income                                                          $  477,190     $  606,449
Other comprehensive income:
   Unrealized gains (losses) arising during period                    (167,642)       228,432
   Reclassification adjustment for gains
     included in income                                               (189,303)       (54,564)
                                                                    ----------     ----------
                                                                      (356,945)       173,868
   Income tax expense                                                 (121,361)       (59,115)
                                                                    ----------     ----------
     Other comprehensive income (loss), net of tax                    (235,584)       114,753
                                                                    ----------     ----------

Comprehensive income                                                $  241,606     $  721,202
                                                                    ==========     ==========








---------------------------------------------------------------------------------------------

               See accompanying notes to consolidated financial statements.

                                                                                           4.


                                             LAWRENCE FINANCIAL HOLDINGS, INC.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           Years ended December 31, 2003 and 2002

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Unearned
                                      Additional                              Unearned    Restricted      Other
                             Common     Paid-In     Retained     Treasury       ESOP         Stock     Comprehensive   Accumulated
                              Stock     Capital     Earnings       Stock       Shares       Awards      Income (Loss)     Total
                              -----     -------     --------       -----       ------       ------      ------------      -----
Balance - January 1, 2002    $ 7,991  $ 7,426,239  $9,076,779   $       --  $  (496,660) $  (269,059)    $  33,008     $15,778,298

Net Income                        --           --     606,449           --           --           --            --         606,449

Net unrealized
  appreciation on
  securities available
  for sale, net
  of tax of $59,115               --           --          --           --           --           --       114,753         114,753

Treasury stock acquired -
  94,000 shares                   --           --          --   (1,683,000)          --           --            --      (1,683,600)

Cash dividend -
  $0.28 per share                 --           --    (197,257)          --           --           --            --        (197,257)

Stock based compensation -
  4,655 stock awards earned
  and 6,208 shares committed
  to be released under ESOP       --       40,803          --           --       62,080       67,265            --         170,148
                             -------  -----------  ----------  -----------  -----------  -----------     ---------    ------------

Balance December 31, 2002      7,991    7,467,042   9,485,971   (1,683,600)    (434,580)    (201,794)      147,761      14,788,791

Net Income                        --           --     477,190           --           --           --            --         477,190

Net unrealized
  depreciation on
  securities available
  for sale, net
  of tax of $(121,361)            --           --          --           --           --           --      (235,584)       (235,584)

Treasury stock acquired -
  55,000 shares                   --           --          --   (1,045,088)          --           --            --      (1,045,088)

Cash dividend -
  $0.28 per share                 --           --    (181,662)          --           --           --            --        (181,662)

Stock based compensation -
  4,655 stock awards earned
  and 6,207 shares committed
  to be released under ESOP       --       92,271          --           --       62,070       67,264            --         221,605
                             -------  -----------  ----------  -----------  -----------  -----------     ---------    ------------

Balance December 31, 2003    $ 7,991  $ 7,559,313  $9,781,499  $(2,728,688) $  (372,510) $  (134,530)    $ (87,823)    $14,025,252
                             =======  ===========  ==========  ===========  ===========  ===========     =========    ============

-----------------------------------------------------------------------------------------------------------------------------------

                                   See accompanying notes to consolidated financial statements.

                                                                                                                                 5.


                                 LAWRENCE FINANCIAL HOLDINGS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years ended December 31, 2003 and 2002

--------------------------------------------------------------------------------------------------------

                                                                             2003             2002
                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $     477,190    $     606,449
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                          258,501          208,121
         Provision for loan losses                                             915,000          927,000
         Stock dividend on Federal Home Loan Bank stock                        (24,700)         (27,400)
         Premium amortization                                                  199,988            6,161
         Net securities gains                                                 (189,303)         (54,564)
         (Gain) Loss on disposal of fixed assets                                  (791)          25,079
         Deferred tax benefit                                                   43,375           (2,252)
         ESOP expense                                                          133,686          100,272
         Restricted stock award expense                                         67,264           67,265
         Change in other assets and liabilities                                  1,596         (237,361)
                                                                         -------------    -------------
              Net cash from operating activities                             1,881,806        1,618,770
                                                                         -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of:
         Securities available for sale                                     (38,457,140)     (14,398,213)
         Premises and equipment                                               (396,532)        (258,896)
     Proceeds from:
         Sale of securities available for sale                              16,544,478        7,610,827
         Calls, maturities and principal repayments of securities
           available for sale                                                9,490,164        3,863,159
         Sale of equipment                                                       5,550               --
     Net change in loans                                                    14,411,680        7,437,673
                                                                         -------------    -------------
              Net cash from investing activities                             1,598,200        4,254,550

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                 (7,930,527)       2,130,271
     Repayment of Federal Home Loan Bank long-term borrowings                       --       (2,000,000)
     Cash dividend paid                                                       (181,662)        (197,257)
     Purchase of treasury stock                                             (1,045,088)      (1,683,600)
                                                                         -------------    -------------
              Net cash from financing activities                            (9,157,277)      (1,750,586)
                                                                         -------------    -------------

Net change in cash and cash equivalents                                      5,677,271        4,122,734

Cash and cash equivalents at beginning of year                              16,320,500       12,197,766
                                                                         -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $  10,643,229    $  16,320,500
                                                                         =============    =============

SUPPLEMENTAL DISCLOSURES:
     Cash paid during the year for:
         Interest                                                        $   2,352,603    $   3,757,756
         Income taxes                                                          150,000          386,500

     Non-cash transactions
         Transfer of loans to real estate owned                          $     247,695    $     195,898

--------------------------------------------------------------------------------------------------------

                        See accompanying notes to consolidated financial statemets.

                                                                                                      6.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

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

LOANS: Loans are reported at principal balances outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over contractual life of the loan.


--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

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

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

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

--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following pro forma information presents net income and earnings per common share had the fair value of the options been used to measure compensation cost for the stock option plan.

                                                                 2003           2002
                                                                 ----           ----
      Reported net income                                     $  477,190     $  606,449
      Pro forma impact                                           (38,901)       (38,901)
                                                              ----------     ----------
      Pro forma net income                                    $  438,289     $  567,548
                                                              ==========     ==========

      Reported basic earnings per common share                $     0.78     $     0.91
      Pro forma impact                                             (0.06)         (0.06)
                                                              ----------     ----------
      Pro forma basic earnings per common share               $     0.72     $     0.85
                                                              ==========     ==========

      Reported diluted earnings per common share              $     0.76     $     0.90
      Pro forma impact                                             (0.06)         (0.05)
                                                              ----------     ----------
      Pro forma diluted earnings per common share             $     0.70     $     0.85
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

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows.

                                                                 2003             2002
                                                                 ----             ----
   Net weighted-average shares outstanding - Basic                608,873         663,893
   Effect of stock options                                         16,523           5,436
   Effect of non-vested stock awards                                2,394           1,133
                                                              -----------     -----------

   Weighted-average shares outstanding - Diluted                  627,790         670,462
                                                              ===========     ===========

There were no antidilutive stock options at December 31, 2003 and 2002.

--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS: During 2003, the Company adopted FASB Statement 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, FASB Statement 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITIES, FASB Statement 132 (revised 2003), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, FASB Interpretation 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, and FASB Interpretation 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

RECLASSIFICATIONS: Some items in the prior consolidated financial statements have been reclassified to conform to current presentation.


NOTE 2 - SECURITIES

The fair value of securities available for sale at year-end is as follows.

                                        Amortized      Unrealized      Unrealized         Fair
                                          Cost            Gains          Losses           Value
                                          ----            -----          ------           -----
   2003:
   -----
   U.S. Government agencies           $  7,233,740     $     2,309    $    (21,697)   $  7,214,352
   Mortgage backed securities           15,913,390           3,459        (146,251)     15,770,598
   State and municipal securities        3,233,173          37,847          (8,732)      3,262,288
                                      ------------     -----------    ------------    ------------

                                      $ 26,380,303     $    43,615    $   (176,680)   $ 26,247,238
                                      ============     ===========    ============    ============

   2002:
   -----
   U.S. Government agencies           $  4,754,331     $   155,967    $         --    $  4,910,298
   Mortgage backed securities            7,567,723          78,905          (8,873)      7,637,755
   State and municipal securities        1,646,436              --          (2,119)      1,644,317
                                      ------------     -----------    ------------    ------------

                                      $ 13,968,490     $   234,872    $    (10,992)   $ 14,192,370
                                      ============     ===========    ============    ============

Contractual maturities of securities at year-end 2003 were as follows. Securities not due at a single maturity date are shown separately.

                                                        Fair
                                                        Value
                                                        -----

      Due after one year through five years        $    5,232,753
      Due after five years through ten years              988,518
      Due after ten years                               4,255,369
      Mortgage backed securities                       15,770,598
                                                   --------------

                                                   $   26,247,238
                                                   ==============

--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

Proceeds from sales of securities were $16,544,478 and $7,610,827 for 2003 and 2002. Gross gains of $189,303 and $54,564 were recognized on those sales in 2003 and 2002.

Securities with fair value of $2,779,238 and $4,996,292 at December 31, 2003 and 2002 were pledged to secure public deposits.

Securities with unrealized losses at year end 2003 not recognized in income are as follows.

                                   Less Than 12 Months           12 Months or More                 Total
                                   -------------------           -----------------                 -----
                                   Fair       Unrealized       Fair        Unrealized        Fair         Unrealized
Description of Securities         Value          Loss          Value          Loss           Value           Loss
-------------------------         -----          ----          -----          ----           -----           ----

U.S. Government agencies       $ 4,212,666   $   (21,697)   $       --    $       --      $ 4,212,666     $ (21,697)
Mortgage backed securities      13,597,687      (137,634)      862,186         (8,617)     14,459,873      (146,251)
State and municipal securities     668,091        (8,732)           --             --         668,091        (8,732)
                               -----------    ----------    ----------    -----------     -----------     ----------

Total temporarily impaired     $18,478,444   $  (168,063)   $  862,186    $    (8,617)    $19,340,630     $(176,680)
                               ===========   ===========    ==========    ===========     ===========     ==========

Unrealized losses on securities have not been recognized into income because the issuers' bonds are of high credit quality (rated AA or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates.


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are as follows.
                                                        DECEMBER 31,
                                                        ------------
                                                 2003                 2002
                                                 ----                 ----
   1-4 family residential
    mortgage loans                           $ 40,000,488        $ 43,967,493
   Other real estate loans                      9,001,410          10,165,401
   Automobile loans                            14,786,276          18,742,226
   Mobile home loans                           12,288,737          15,193,054
   Other                                        3,765,064           6,857,022
                                             ------------        ------------
                                               79,841,975          94,925,196
   Net deferred loan origination
    costs                                       2,055,131           2,642,650
   Allowance for loan losses                   (1,014,448)         (1,110,813)
                                             ------------        ------------

      Total                                  $ 80,882,658        $ 96,457,033
                                             ============        ============

--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses is as follows.

                                                    Years Ended December 31,
                                                    ------------------------
                                                   2003                 2002
                                                   ----                 ----

      Beginning balance                        $  1,110,813        $  1,232,085
      Provision for loan losses                     915,000             927,000
      Charge-offs                                (1,058,423)         (1,105,773)
      Recoveries                                     47,058              57,501
                                               ------------        ------------

      Ending balance                           $  1,014,448        $  1,110,813
                                               ============        ============

Impaired loans for the years ended December 31, 2003 and 2002 were not material.

                                                        At December 31,
                                                        ---------------
                                                   2003                2002
                                                   ----                ----

      Accruing loans past due 90 days or more  $  1,491,755        $  1,411,000
      Nonaccruing loans                             340,006             531,000
                                               ------------        ------------

      Total nonperforming loans                $  1,831,761        $  1,942,000
                                               ============        ============

In the normal course of business, the Company has made loans to certain directors, executive officers and their associates. Loan activity relating to these individuals for the year ended December 31, 2003 is as follows.

      Beginning balance                        $  1,088,458
      New loans                                     159,939
      Repayments                                    (79,889)
      Other changes                                  54,387
                                               ------------

      Ending balance                           $  1,222,895
                                               ============

Other changes represent loans applicable to the current reporting period that are excludable from the other report period, due to a change of individuals considered to be executive officers.


--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 4 - PREMISES AND EQUIPMENT

Office properties and equipment consisted of the following.

                                                           December 31,
                                                           ------------
                                                      2003              2002
                                                      ----              ----

      Land                                       $  1,041,609     $  1,041,609
      Buildings and improvements                    3,418,953        3,375,251
      Furniture and equipment                       1,434,842        1,096,497
      Automobile                                       24,611           37,749
                                                 ------------     ------------
           Total cost                               5,920,015        5,551,106
      Accumulated depreciation                     (2,445,855)      (2,210,218)
                                                 ------------     ------------

                                                 $  3,474,160     $  3,340,888
                                                 ============     ============

NOTE 5 - DEPOSITS

Interest-bearing deposits consisted of the following.

                                                          December 31,
                                                          ------------
                                                     2003              2002
                                                     ----              ----

      Savings accounts                           $ 29,069,793     $ 33,710,735
      Money market and NOW accounts                19,259,562       14,963,336
      Certificates of deposit                      54,912,366       68,256,166
                                                 ------------     ------------

                                                 $103,241,721     $116,930,237
                                                 ============     ============

Certificates of deposit of greater than $100,000 were $12,932,162 and $17,732,485 at December 31, 2003 and 2002. The balances over $100,000 are not federally insured.

Maturities of certificates of deposits are as follows.

                                                 December 31,
                                                      2003
                                                      ----

          2004                                   $ 32,043,585
          2005                                     11,050,748
          2006                                      5,675,244
          2007                                      3,301,112
          2008                                      2,248,301
          Thereafter                                  593,376
                                                 ------------

                                                 $ 54,912,366
                                                 ============

--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 6 - FEDERAL HOME LOAN BANK (FHLB) BORROWINGS

At December 31, 2003 and 2002, the Company had no FHLB borrowings. At December 31, 2003, the Company had letters of credit from the FHLB totaling $10,500,000, for which $14,175,000 of eligible 1-4 family residential mortgage loans and $639,100 of FHLB stock were pledged to the FHLB to secure these letters of credit. The letters of credit are pledged by the Company to secure public deposits.


NOTE 7 - COMMITMENTS, CONTINGENCIES, CONCENTRATIONS AND FINANCIAL
  INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Some financial instruments are used to meet customer-financing needs, including commitments to make loans. These involve, to varying degrees, credit and interest-rate risks more than the amount reported in the consolidated balance sheet.

Commitments to extend credit were as follows.

                                                         December 31,
                                                         ------------
                                                    2003              2002
                                                    ----              ----

   Fixed rate                                   $    149,600      $   696,675
   Variable rate                                   2,198,193        4,471,941
                                                ------------      -----------
                                                $  2,347,793      $ 5,168,616
                                                ============      ===========

   Range of interest rates on
     commitments                              3.75% to 12.00%   4.25% to 6.75%

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

At December 31, 2003, the Company had $6,084,420 in demand deposits due from the Federal Home Loan Bank of Cincinnati.

The Company is, from time to time, involved in various lawsuits and claims that arise in the normal course of business. In the opinion of management, any liability that may result from these lawsuits and claims will not materially affect the financial position or results of operations of the Company.

--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS

RETIREMENT PLAN: The Company sponsors a 401(k) profit sharing plan for eligible employees. Under the plan, employees who are at least 21 1/2 years of age and have completed six months of service are eligible to participate. The Company matches each employee's contribution at a rate of 100% of employees' contributions up to 5% of gross compensation. Participants become 100% vested as to the Company's contributions after three years of service. Contributions and expense for the years ended December 31, 2003 and 2002 totaled $39,259 and $38,276.

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

Contributions to the ESOP during 2003 and 2002 were $90,373 and $90,373. Expense for 2003 and 2002 was $133,686 and $100,272.

Shares held by the ESOP at December 31, 2003 and 2002 were as follows.

                                                        December 31,
                                                        ------------
                                                    2003           2002
                                                    ----           ----

   Allocated to participants                          24,815         18,608
   Unearned                                           37,251         43,458
                                                ------------    -----------

   Total ESOP shares                                  62,066         62,066
                                                ============    ===========

   Fair value of unearned shares                $  1,024,210    $   699,674
                                                ============    ===========

DEFERRED COMPENSATION PLAN: The Bank makes payments to retired directors under a plan approved by the Board of Directors. Outside directors who currently serve on the Board are also eligible for payments under deferred fee and director emeritus retirement plans approved by the Board of Directors upon retirement. The present value of payments expected to be provided are accrued during the service period of the covered individuals. Expenses related to the plans amounted to $41,412 and $44,625 for the years ended December 31, 2003 and 2002.


--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS  (Continued)

STOCK-BASED INCENTIVE PLAN: On July 5, 2001, the shareholders approved the Lawrence Financial Holdings, Inc. 2001 Stock-Based Incentive Plan (the "Plan"). The Plan authorized the granting of up to 77,582 shares of common stock as options and 31,033 shares of common stock as restricted stock awards. On December 31, 2001, the Board of Directors granted options to purchase 58,187 shares of common stock at an exercise price equal to the market value (as defined in the Plan) to certain employees, officers and directors of the Company. One-fifth of the options awarded were exercisable immediately and the remainder becomes exercisable on each of the four anniversaries of the date of grant. The option period expires 10 years from the date of grant.

Following is a summary of stock option plan activity during 2003 and 2002.

                                                   2003                          2002
                                         -------------------------     --------------------------
                                                         Weighted                      Weighted
                                                          Average                       Average
                                                         Exercise                      Exercise
                                           Shares          Price          Shares         Price
                                           ------          -----          ------         -----
   Outstanding at beginning of year         58,187       $  14.45         58,187       $  14.45
   Granted                                      --             --             --             --
                                         ---------                     ---------

   Outstanding at end of year               58,187       $  14.45         58,187       $  14.45
                                         =========                     =========

   Options exercisable at year-end          34,916       $  14.45         23,278       $  14.45

   Remaining shares available
     for grant as options                   19,395                        19,395

At December 31, 2003, the 58,187 options outstanding had a weighted average remaining contractual life of 8 years.

Restricted stock awards are used as a means of providing directors and certain key employees of the Company with an ownership interest in the Company in a manner designed to compensate such directors and key employees for services to the Company.

On December 31, 2001, the Board of Directors awarded 23,283 shares of restricted stock to outside directors and certain officers of the Company. No shares had been previously awarded. One-fifth of such shares are earned and nonforfeitable on each of the first four anniversaries of the date of the award; the first fifth became exercisable on the award date. 13,973 shares have vested at December 31, 2003. In the event of the death or disability of a participant or a change in control of the Company, however, the participant's shares will be

--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS  (Continued)

deemed earned and nonforfeitable upon such date. At December 31, 2003, there were 7,750 shares reserved for future awards. Compensation expense related to restricted stock awards is based upon the cost of the shares, which approximates fair value at the date of grant. The compensation expense totaled $67,264 and $67,265 for the years ended December 31, 2003 and 2002, respectively.


NOTE 9 - INCOME TAXES

An analysis of the provision for income tax is as follows.

                                                           December 31,
                                                     -----------------------
                                                        2003          2002
                                                        ----          ----

   Current                                           $  89,026     $ 272,215
   Deferred                                             43,375        (2,252)
                                                     ---------     ---------

                                                     $ 132,401     $ 269,963
                                                     =========     =========

The sources of gross deferred tax assets and liabilities are as follows.

                                                           December 31,
                                                     -----------------------
                                                        2003          2002
                                                        ----          ----
   Deferred tax assets
       Allowance for loan losses                     $ 344,912     $ 367,933
       Deferred compensation                           145,808       164,608
       Accrued ESOP                                      9,112        22,898
       Accrued restrictive stock awards                     --           408
       Net unrealized loss on securities
         available for sale                             45,242            --
       Tax credit carryforwards                         38,070            --

   Deferred tax liabilities
       FHLB stock dividends                            136,536)     (128,138)
       Deferred loan fees/cost                         (15,916)      (24,142)
       Net unrealized gain on securities
          available for sale                                --       (76,119)
       Depreciation                                    (52,968)      (27,710)
                                                     ---------     ---------

          Net deferred tax asset                     $ 377,724     $ 299,738
                                                     =========     =========

The bank has sufficient taxes paid in current and prior years to warrant recording the full deferred tax asset without a valuation allowance.

--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (Continued)

Total federal income tax expense differs from the expected amounts computed by applying the statutory federal tax rate of 34% to income before taxes. The reasons for this difference are as follows.

                                                           Years Ended December 31,
                                             -------------------------------------------------
                                                       2003                     2002
                                             ----------------------    -----------------------
                                               Amount        Rate        Amount        Rate
                                               ------        ----        ------        ----
   Tax expense at statutory rate             $ 207,261       34.0%     $ 297,980       34.0%
   Net earnings of insurance
     contracts                                 (52,124)      (8.5)       (53,212)      (6.1)
   Tax-exempt interest income                  (41,829)      (6.9)       (17,937)      (2.0)
   Other                                        19,093        3.1         43,132        4.9
                                             ---------     -------      ---------     ------

        Tax expense at effective rate        $ 132,401       21.7%     $ 269,963       30.8%
                                             =========     =======      =========     ======

Retained earnings at December 31, 2003 and 2002 include $1,493,442 for both years for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2003 and 2002 was $507,770 for both years.


NOTE 10 - REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2003 and 2002, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 10 - REGULATORY CAPITAL REQUIREMENTS (Continued)

The Bank's actual and required capital amounts and ratios are presented below at year-end.

                                                                                               Minimum
                                                                                            Required to be
                                                              Minimum Required          Well Capitalized Under
                                                                  for Capital             Prompt Corrective
                                          Actual              Adequacy Purposes          Action Regulations
                                          ------              -----------------          ------------------
(dollars in thousands)             Amount       Ratio      Amount           Ratio       Amount          Ratio
                                   ------       -----      ------           -----       ------          -----
December 31, 2003:
-----------------
Total capital (to risk-
  weighted assets)               $ 13,521       16.39%    $  6,600          8.0%       $  8,250         10.0%
Tier 1 (core) capital (to
  risk-weighted assets)          $ 12,803       15.52%    $  3,300          4.0%       $  4,950          6.0%
Tier 1 (core) capital (to
  adjusted total assets)         $ 12,803       10.18%    $  5,031          4.0%       $  6,289          5.0%

December 31, 2002:
-----------------
Total capital (to risk-
  weighted assets)               $ 13,806       15.19%    $  7,271          8.0%       $  9,089         10.0%
Tier 1 (core) capital (to
  risk-weighted assets)          $ 12,976       14.28%    $  3,635          4.0%       $  5,452          6.0%
Tier 1 (core) capital (to
  adjusted total assets)         $ 12,976        9.67%    $  5,368          4.0%       $  6,709          5.0%

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.

When the Bank converted from a mutual to a stock institution, a "liquidation account" was established at $8,336,785, which was net worth reported in the conversion prospectus. Eligible depositors who have maintained their accounts, less annual reductions to the extent they have reduced their deposits, would receive a distribution from this account if the Company liquidated. Dividends may not reduce shareholders' equity below the required liquidation account balance.

--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 10 - REGULATORY CAPITAL REQUIREMENTS (Continued)

Office of Thrift Supervision ("OTS") regulations limit capital distributions by savings associations. Generally, capital distributions are limited to the current year to date undistributed net income and prior two years' undistributed net income, as long as the institution remains well capitalized after the proposed distribution. At year-end 2003, no income is available to pay dividends to the holding company without prior approval from the OTS. Subsequent to December 31, 2003, the Bank must obtain regulatory approval for dividends until fiscal 2004 net income exceeds $644,280.


NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Estimated fair values and the related carrying values of the Company's financial instruments at yearend are as follows.

                                                       2003                               2002
                                                       ----                               ----
                                            Carrying           Fair           Carrying             Fair
                                             Value             Value            Value              Value
                                           ----------        ---------       ----------          ---------
   Financial assets
      Cash and cash equivalents         $   10,643,229    $   10,643,000    $   16,320,500    $  16,320,000
      Securities available for sale         26,247,238        26,247,000        14,192,370       14,192,000
      Loans, net                            80,882,658        82,289,000        96,457,033       99,378,000
      Federal Home Loan Bank
        stock                                  639,100           639,000           614,400          614,000
      Accrued interest receivable              566,309           566,000           685,755          686,000

   Financial liabilities
      Deposits                            (110,995,628)     (111,860,000)     (118,926,155)    (119,527,000)
      Accrued interest payable                 (16,260)          (16,000)           (8,355)          (8,000)


--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

For purposes of the above disclosures of estimated fair values, certain assumptions were used. The carrying value for cash and cash equivalents, accrued interest receivable, Federal Home Loan Bank stock and accrued interest payable are considered to approximate fair value. The estimated fair value for securities available for sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans is based on estimates of the difference in interest rates the Company would charge the borrowers for similar such loans with similar maturities made at December 31, 2003 and 2002, applied for an estimated time period until the loan is assumed to reprice or to be paid. The estimated fair value for demand deposits, savings deposits and the variable-rate line of credit from Federal Home Loan Bank is based on their carrying value. The estimated fair value for time deposits and fixed-rate advances from Federal Home Loan Bank is based on estimates of the rate the Bank would pay on such deposits or borrowings at December 31, 2003 and 2002, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2003 and 2002 and are not considered significant to this presentation. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2003 and 2002, the estimated fair values would necessarily have been realized at that date, since market values may differ depending on various circumstances. The estimates of fair values at December 31, 2003 and 2002 should not necessarily be considered to apply at subsequent dates. In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as premises and equipment and life insurance contracts. Also, nonfinancial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.



--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 12 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for the parent company, Lawrence Financial Holdings, Inc.

                                    CONDENSED BALANCE SHEETS
                                   December 31, 2003 and 2002
                                                                       2003            2002
                                                                       ----            ----
   Assets
      Cash and cash equivalents                                    $    896,936    $     695,665
      Investment in subsidiary                                       12,714,031       13,123,120
      Loan receivable from ESOP                                         399,311          447,199
      Dividends receivable from subsidiary                                   --          515,000
      Deferred tax asset                                                 39,746           59,037
                                                                   -------------   -------------

              Total assets                                         $  14,050,024   $  14,840,021
                                                                   =============   =============
   Liabilities
      Accrued expenses and other liabilities                       $      24,772   $      51,230

   Shareholders' equity                                               14,025,252      14,788,791
                                                                   -------------   -------------
              Total liabilities and shareholders' equity           $  14,050,024   $  14,840,021
                                                                   =============   =============
                                  CONDENSED STATEMENTS OF INCOME
                              Years ended December 31, 2003 and 2002

                                                                        2003           2002
                                                                        ----           ----
   Interest income                                                 $      48,845   $      58,601
   Dividends from subsidiary bank                                        800,000       1,048,000
                                                                   -------------   -------------
   Income before income taxes and equity in
     undistributed earnings of subsidiary bank                           848,845       1,106,601

   Distributions in excess of earnings
     of subsidiary bank                                                 (307,191)       (337,089)
                                                                   -------------   -------------
   Total income                                                          541,654         769,512

   Non-interest expense                                                  103,490         216,877
                                                                   -------------   -------------
   Income before income taxes                                            438,164         552,635
   Income tax benefit                                                     39,026          53,814
                                                                   -------------   -------------

   Net Income                                                      $     477,190   $     606,449
                                                                   =============   =============

--------------------------------------------------------------------------------

                                  (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 12 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                      CONDENSED STATEMENTS OF CASH FLOWS
                                    Years ended December 31, 2003 and 2002

                                                                              2003            2002
                                                                              ----            ----
Cash flows from operating activities
   Net income                                                            $     477,190    $     606,449
   Adjustments to reconcile net income to net cash from
      operating activities
       Equity in earnings of subsidiary bank                                  (492,809)        (710,911)
       Dividend received                                                       800,000        1,048,000
       Restrictive stock award expense                                          67,264           67,265
       Net change in accrued expenses and other liabilities                    528,488         (530,037)
                                                                         -------------    -------------
          Net cash from operating activities                                 1,380,133          480,766

Cash flows from investing activities
       Proceeds from loan principal repayments                                  47,888           43,734
                                                                         -------------    -------------
          Net cash from investing activities                                    47,888           43,734

Cash flows from financing activities
   Cash dividend paid                                                         (181,662)        (197,257)
   Purchase of treasury stock                                               (1,045,088)      (1,683,600)
                                                                         -------------    -------------
         Net cash from financing activities                                 (1,226,750)      (1,880,857)

   Net change in cash and cash equivalents                                     201,271       (1,356,357)

Cash and cash equivalents at beginning of period                               695,665        2,052,022
                                                                         -------------    -------------


Cash and cash equivalents at end of period                               $     896,936    $     695,665
                                                                         =============    =============

The extent to which the Company may pay cash dividends to shareholders will depend on the cash currently available at the Company, as well as the Bank's ability to pay dividends to the Company (see Note 10).


--------------------------------------------------------------------------------

                                  (Continued)