Form 10QSB
period 2004-03-31
LAWRENCE FINANCIAL HOLDINGS INC
filed 2004-05-11
CIK 1121577

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


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


             Class:                          Outstanding at April 30, 2004
  Common Stock, $.01 par value                   650,110 Common Shares


Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                        LAWRENCE FINANCIAL HOLDINGS, INC.

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2004

                         PART I - FINANCIAL INFORMATION

         Page

ITEM 1 - Financial Statements

     Consolidated Balance Sheets.............................................  3

     Consolidated Statements of Income.......................................  4

     Consolidated Statements of  Comprehensive Income........................  5

     Consolidated Statements of Changes in
      Shareholders' Equity...................................................  6

     Consolidated Statements of Cash Flows...................................  7

     Notes to the Consolidated Financial Statements..........................  8


ITEM 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations........................... 12

ITEM 3 - Controls and Procedures............................................. 21


                           PART II - OTHER INFORMATION

Other Information............................................................ 22

Signatures................................................................... 23

Exhibits..................................................................... 24


--------------------------------------------------------------------------------

                                   CONSOLIDATED BALANCE SHEETS
                              March 31, 2004 and December 31, 2003

-----------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
                                                                        March 31,        December 31,
                                                                          2004               2003
                                                                          ----               ----
ASSETS

     Cash and due from banks                                         $  13,990,399      $  10,134,534
     Merrill Lynch money market fund                                       847,805            508,695
                                                                     -------------      -------------
         Total cash and cash equivalents                                14,838,204         10,643,229
     Securities available for sale, at fair value                       22,838,669         26,247,238
     Loans receivable, net                                              79,065,366         80,882,658
     Federal Home Loan Bank stock                                          645,400            639,100
     Premises and equipment, net                                         3,412,646          3,474,160
     Accrued interest receivable                                           521,626            566,309
     Cash surrender value of life insurance                              2,306,466          2,284,990
     Other assets                                                          622,656            724,445
                                                                     -------------      -------------

                                                                     $ 124,251,033      $ 125,462,129
                                                                     =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities
         Noninterest-bearing deposits                                $   7,660,416      $   7,753,907
         Interest-bearing deposits                                     101,959,544        103,241,721
                                                                     -------------      -------------
              Total deposits                                           109,619,960        110,995,628
         Other liabilities                                                 459,116            441,249
                                                                     -------------      -------------
              Total liabilities                                        110,079,076        111,436,877

     Shareholders' Equity
         Common stock; par value $0.01 per share; shares
           authorized: 4,000,000; shares issued:  799,110                    7,991              7,991
         Additional paid-in capital                                      7,582,118          7,559,313
         Retained earnings                                               9,808,208          9,781,499
         Treasury stock, at cost; 149,000 shares                        (2,728,688)        (2,728,688)
         Unearned ESOP shares                                             (356,992)          (372,510)
         Unearned restricted stock awards                                 (134,530)          (134,530)
         Accumulated other comprehensive income,
           net of tax  of $(3,233) at 2004 and $(45,242) in 2003            (6,276)           (87,823)
                                                                     -------------      -------------
              Total shareholders' equity                                14,171,831         14,025,252
                                                                     -------------      -------------

                  Total liabilities and shareholders' equity         $ 124,251,033      $ 125,462,129
                                                                     =============      =============


         The accompanying notes are an integral part of these consolidated financial statements.


-----------------------------------------------------------------------------------------------------

                              CONSOLIDATED STATEMENTS OF INCOME
                         Three Months Ended March 31, 2004 and 2003
                                         (Unaudited)

----------------------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                             March 31,
                                                                  ----------------------------
                                                                      2004             2003
                                                                      ----             ----
INTEREST INCOME
     Loans, including fees                                        $ 1,379,083      $ 1,741,084
     Taxable securities                                               210,747          192,020
       Tax exempt securities                                            6,705           22,336
     Overnight deposits                                                17,100           22,484
                                                                  -----------      -----------

                                                                    1,613,635        1,977,924
                                                                  -----------      -----------
Interest expense
     Deposits                                                         457,104          680,711
                                                                  -----------      -----------

Net interest income                                                 1,156,531        1,297,213

Provision for loan losses                                             180,000          300,000
                                                                  -----------      -----------
Net interest income
      after provision for loan losses                                 976,531          997,213

Noninterest income
     Net securities gains (losses)                                     75,314          153,122
     Service charges                                                  110,510          106,498
     Other                                                             35,808           40,317
                                                                  -----------      -----------
                                                                      221,632          299,937

Noninterest expense
     Salaries and benefits                                            543,370          488,550
     Deposit insurance premiums                                         4,376           15,272
     Occupancy and equipment                                          106,207           92,164
     Data processing                                                   93,268          196,383
     Franchise tax                                                     34,650           33,000
     Advertising expense                                               21,557           30,642
     Professional fees                                                101,448           88,831
     Other                                                            192,365          181,699
                                                                  -----------      -----------
                                                                    1,097,241        1,126,541
                                                                  -----------      -----------

INCOME BEFORE INCOME TAX                                              100,922          170,609

Provision for income tax                                               29,357           43,779
                                                                  -----------      -----------

NET INCOME                                                        $    71,565      $   126,830
                                                                  ===========      ===========

Basic earnings per common share                                   $      0.12      $      0.20
                                                                  ===========      ===========

Diluted earnings per common share                                 $      0.11      $      0.20
                                                                  ===========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.


----------------------------------------------------------------------------------------------

                              CONSOLIDATED STATEMENTS OF INCOME
                         Three Months Ended March 31, 2004 and 2003
                                         (Unaudited)

----------------------------------------------------------------------------------------------

                                                                   Three Months Ended
                                                                        March 31,
                                                                -----------------------
                                                                   2004          2003
                                                                   ----          ----
Net income                                                      $  71,565     $ 126,830

Other comprehensive income:
     Unrealized gains (losses)
        arising during period                                     198,870       (85,764)
     Reclassification adjustment for (gains)
         losses included in net income                            (75,314)     (153,122)
                                                                ---------     ---------
Total other comprehensive income (loss)                           123,556      (238,886)
     Income tax expense (benefit)                                 (42,009)       81,221
                                                                ---------     ---------

       Other comprehensive income (loss),
       net of tax                                                  81,547      (157,665)
                                                                ---------     ---------

Comprehensive income (loss)                                     $ 153,112     $ (30,835)
                                                                =========     =========









 The accompanying notes are an integral part of these consolidated financial statements.

----------------------------------------------------------------------------------------------

                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                Year Ended December 31, 2003 and the Three Months Ended March 31, 2004
                                                              (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                             Unearned   Accumulated
                                       Additional                               Unearned    Restricted     Other
                             Common     Paid-In      Retained     Treasury        ESOP        Stock    Comprehensive
                              Stock     Capital      Earnings       Stock        Shares       Awards       Income         Total
                              -----     -------      --------       -----        ------       ------       ------         -----

Balance - January 1, 2003   $  7,991  $  7,467,042  $9,485,971  $ (1,683,600)  $ (434,580)  $ (201,794)   $ 147,761   $ 14,788,791

Net income                        --            --     477,190            --           --           --           --        477,190
Net unrealized depreciation
   on securities available
   for sale, net of tax of
   $(121,361)                     --            --          --            --           --           --     (235,584)      (235,584)
Treasury Stock  acquired -
  55,000 shares                   --            --          --    (1,045,088)          --           --           --     (1,045,088)
Cash dividend - $0.28
  per share                       --            --    (181,662)           --           --           --           --       (181,662)
Stock-based compensation          --        92,271          --            --       62,070       67,264           --        221,605
                            --------  ------------  ----------  ------------   ----------   ----------    ---------   ------------

Balance, December 31, 2003     7,991     7,559,313   9,781,499    (2,728,688)    (372,510)    (134,530)     (87,823)    14,025,252

Net income                        --            --      71,565            --           --           --           --         71,565
Net unrealized depreciation
   on securities available
   for sale, net of tax of
   $42,009                        --            --          --            --           --           --       81,547         81,547
Cash dividend - $0.07
  per share                       --            --     (44,856)           --           --           --           --        (44,856)
Stock-based compensation          --        22,805          --            --       15,518           --           --         38,323
                            --------  ------------  ----------  ------------   ----------   ----------    ---------   ------------

Balance, March 31, 2004     $  7,991  $  7,582,118  $9,808,208  $ (2,728,688)  $ (356,992)  $ (134,530)   $  (6,276)  $ 14,171,831
                            ========  ============  ==========  ============   ==========   ==========    =========   ============



                      The accompanying notes are an integral part of these consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------------------

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Three Months Ended March 31, 2004 and 2003
                                              (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                --------------------------------
                                                                                    2004              2003
                                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $     71,565       $    126,830
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                 67,825             53,352
         Provision for loan losses                                                   180,000            300,000
         Stock dividend on Federal Home Loan Bank stock                               (6,300)            (6,000)
         Net premium amortization                                                     27,007             32,807
Net securities (gains) losses                                                        (75,314)          (153,122)
         Gain on disposal of fixed assets                                                 --             (2,800)
         ESOP expense                                                                 38,323             33,157
         Restricted stock award expense                                               16,816             16,816
         Change in other assets and liabilities                                       84,162           (102,532)
                                                                                ------------       ------------

Net cash  from operating activities                                                  404,084            298,508
                                                                                ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of:
         Securities available for sale                                            (5,355,938)       (17,351,736)
Premises and equipment                                                                (6,311)          (139,271)
     Proceeds from:
         Sale of securities available for sale                                     4,049,769         12,823,839
         Calls, maturities and principal repayments of securities
             available for sale                                                    4,886,603            619,703
         Sale of fixed assets                                                             --              2,800
     Net change in loans                                                           1,637,292            743,660
                                                                                ------------       ------------

              Net cash from investing activities                                   5,211,415         (3,301,005)
                                                                                ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Net change in Deposits                                                   (1,375,668)         2,212,769
         Cash dividend paid                                                          (44,856)           (46,455)
Purchase of treasury stock                                                                --           (492,580)
                                                                                ------------       ------------

              Net cash from financing activities                                  (1,420,524)         1,673,734
                                                                                ------------       ------------

Net change in cash and cash equivalents                                            4,194,975         (1,328,762)

Cash and cash equivalents at beginning of the year                                10,643,229         16,320,500
                                                                                ------------       ------------

Cash and cash equivalents at end of the period                                  $ 14,838,204       $ 14,991,737
                                                                                ============       ============

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                               $    461,011       $    683,206
         Income taxes                                                                 86,150            100,000
     Non-cash transactions
         Transfer of loans to real estate owned                                           --             43,235


               The accompanying notes are an integral part of these consolidated financial statements.

----------------------------------------------------------------------------------------------------------------

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

                                                          THREE MONTH PERIOD
                                                            ENDED MARCH 31
                                                            --------------
                                                          2004          2003
                                                          ----          ----
Net weighted average shares outstanding - Basic         604,491       633,122
Effect of stock options                                  21,405         9,745
Effect of non-vested stock awards                         2,390         1,668
Net effect of stock options and non-vested
   stock awards                                          23,795        11,413
                                                        -------       -------
Weighted average shares outstanding - Diluted           628,286       644,535
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

                                                               Three Months Ended
                                                                    March 31,
                                                           ---------------------------

                                                              2004           2003
                                                              ----           ----
     Reported net income                                   $   71,565     $   126,830
     Pro forma impact                                          (9,725)         (9,725)
                                                           ----------     -----------
     Pro forma net income                                  $   61,840     $   117,105
                                                           ==========     ===========

     Reported basic earnings per common share              $     0.12     $      0.20
     Pro forma impact                                           (0.02)          (0.02)
                                                           ----------     -----------
     Pro forma basic earnings per common share             $     0.10     $      0.18
                                                           ==========     ===========

     Reported diluted earnings per common share            $     0.11     $      0.20
     Pro forma impact                                           (0.02)          (0.02)
                                                           ----------     -----------
     Pro forma diluted earnings per common share           $     0.09     $      0.18
                                                           ==========     ===========

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lawrence Financial Holdings, Inc. at March 31, 2004, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by US GAAP. Lawrence Financial Holdings, Inc.'s Annual Report for the year ended December 31, 2003, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.


NOTE 2 - REGULATORY  CAPITAL  REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt-corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At March 31, 2004 and December 31, 2003, management believes the Bank complied with all regulatory capital requirements. At March 31, 2004, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. Management is unaware of any events or circumstances that would change the Bank's classification since this time.

--------------------------------------------------------------------------------

       The Bank's actual capital levels and minimum required levels were as follows:

                                                                                                     Minimum
                                                                                                 Required to be
                                                                 Minimum Required            Well Capitalized Under
                                                                    for Capital                 Prompt Corrective
                                            Actual               Adequacy Purposes             Action Regulations
                                            ------               -----------------             ------------------
(dollars in thousands)              Amount        Ratio       Amount          Ratio           Amount        Ratio
                                    ------        -----       ------          -----           ------        -----
MARCH 31, 2004:
Total capital (to risk-
  weighted assets)               $   13,686       16.65%    $    6,576         8.0%       $     8,220       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)              12,911       15.71          3,287         4.0              4,931        6.0
Tier 1 (core) capital (to
  adjusted total assets)             12,911       10.40          4,966         4.0              6,207        5.0

DECEMBER 31,2003:
Total capital (to risk-
  weighted assets)               $   13,521       16.39%    $    6,600         8.0%       $     8,250      10.0%
Tier 1 (core) capital (to
  risk-weighted assets)              12,803       15.52          3,300         4.0              4,950        6.0
Tier 1 (core) capital (to
  adjusted total assets)             12,803       10.18          5,031         4.0              6,289        5.0

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




--------------------------------------------------------------------------------

NOTE 3 - ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING LOANS

Activity in the allowance for loan losses is as follows:

                                                                 Three Months Ended March 31
                                                                  2004                2003
                                                               ----------          ----------
                      (Dollars in Thousands)
    Beginning Balance......................................      $1,014               $1,111
    Provision for Loan Losses..............................         180                  300
    Charge Offs............................................        (209)                (227)
    Recoveries.............................................           6                   17
    Ending Balance.........................................        $991               $1,201

The following table shows the components of non-performing assets at:

                                                                3/31/04             12/31/03
                                                               ----------          ----------
                   (Dollars in Thousands)
    Non-Accrual Loans......................................        $391                 $531
    Loans 90 days or more past due
      and still accruing interest..........................       1,860                1,411
                                                                  -----                -----
      Total Non-Performing Loans...........................       2,251                1,942
                                                                  -----                -----
    Other Real Estate Owned................................          75                  151
    Total Non-Performing Assets............................      $2,326               $2,093
                                                                 ======               ======
    Non-performing loans to total loans....................        2.81%                2.20%
    Non-performing assets to total loans plus                      2.90%                2.48%
       other real estate owned.............................
    Allowance for loan losses to total                            44.02%               56.37%
       non-performing loans................................
    Loans 90 days or more past due and                             2.32%                1.78%
       not on non-accrual to total loans...................



--------------------------------------------------------------------------------

ITEM  2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------

                                                  Three Months Ended
                                                        March 31,
                                                  --------------------
                                                    2004        2003
                                                    ----        ----
SIGNIFICANT RATIOS (ANNUALIZED):

Net income to
    Average total assets                            0.23%       0.38%
  Average stockholders' equity                      2.05        3.52
Net Interest Margin                                 4.08        4.11
Average net loans to average deposits              77.89       80.11
Average stockholders' equity to
   average total assets                            11.16       10.68
Capital ratios
    Tier I capital                                 10.40        9.25
   Risk-based capital                              16.65       14.75


--------------------------------------------------------------------------------

PER SHARE DATA:

Earnings per weighted average share
    Basic                                       $   0.12    $    0.20
  Diluted                                           0.11         0.20
Weighted average shares outstanding
     Basic                                       604,491     633,122
 Diluted                                         628,286     644,535
Total shares outstanding                         650,110     677,610
Cash dividends per share                             .07         .07
Book value per share at end of period           $  21.80    $  21.03
Last sale at end of period
     Source:  NASDAQ.com                           22.50       18.70

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

--------------------------------------------------------------------------------

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

       The Bank expensed $180,000 of provision in the first quarter of 2004, compared to $300,000 in the first quarter of 2003. While the provision has been reduced from the same period in 2003 as a direct result of the continued efforts in the collection department, management has determined that the current level is adequate considering the current and projected charge off experiences.

       During the three month period ended March 31, 2004, the Company had net charge-offs of approximately $203,000. At March 31, 2004, the Company had a ratio of Allowance for Loan Loss to gross loans of 1.24% compared to 1.24% on the same date in 2003.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND DECEMBER 31, 2003

       Total assets decreased $1.2 million, or 1%, to $124.3 million at March 31, 2004 when compared to the balances at December 31, 2003. At March 31, 2004, net loans receivable had decreased $1.8 million, or 2%, when compared to the balances at December 31, 2003. Direct and indirect consumer loans decreased $278,000, or 2%, real estate loans decreased by $1.6 million, or 4%, indirect mobile home loans decreased $745,000, or 5%, and commercial loans increased $822,000, or 9% at March 31, 2004. The allowance for loan losses at March 31, 2004 was $991,000. The growth in the commercial loan portfolio was due primarily to the origination of several commercial loan participations with other local commercial banks. Lawrence Federal's long term investments, held in the form of securities, decreased by $3.4 million or 13%, when comparing March 31, 2004 balances to December 31, 2003. During the first three months of 2004 Lawrence Financial's available cash and cash equivalents increased to $14.8 million, an increase of $4.2 million, or 39%. This increase was primarily due to the decrease in loans as a result of competitive rates with other local financial institutions and the maturity, sales and paydowns on certain long term investments.

       Compared to December 31, 2003, deposits decreased $1.4 million, or 1%, to $109.6 million at March 31, 2004.

       Equity increased $146,000, or 1.0%, to $14.2 million at March 31, 2004 when compared to December 31, 2003. During the period ended March 31, 2004, retained earnings increased $72,000 as a result of net income for the period and decreased as a result of the payment of $45,000 in cash dividends to the shareholders.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2004 AND 2003

       GENERAL. For the three months ended March 31, Lawrence Financial's net income decreased 44% to $72,000 for 2004 from $127,000 for 2003. Return on average assets was 0.23% for the first quarter of 2004, compared to 0.38% for the same period in 2003. Return on average equity was 2.05% for the first quarter of 2004, compared to 3.52% for the same period in 2003. Net interest income decreased $141,000, or 11%, during the first quarter ending March 31,

--------------------------------------------------------------------------------

2004 compared to the same period in 2003. Noninterest income decreased $78,000, or 26%, during the first quarter ending March 31, 2004 compared to the same period in 2003. Offsetting the decrease in net interest income was a $120,000, or 40%, decrease in the provision for loan losses for the quarter ended March 31, 2004. Also offsetting the decrease in net interest and noninterest income was a $29,000, or 3%, decrease in noninterest expense for the quarter ended March 31. The Company experienced a $54,000 or 11% increase in salaries, wages and benefits during the first quarter of 2004 when compared to the same period of 2003. This increase is a result of the creation of the operation and proof areas within the Company's banking subsidiary; increased medical insurance costs, as well as other related costs. The Company has determined that the 2004 salaries and wages will be held at the 2003 levels to help offset the rising benefit costs. Data processing costs decreased $103,000, or 53%, when compared to the same period in 2003, with $50,000 of the decrease directly related to the costs incurred for preparation of the data processing conversion the Company underwent in July 2003. In addition to the increase in employee costs, fees related to professional services, audit and legal services, have increased by $13,000 or 14% in the first quarter of 2004 when compared to the same period of 2003.

       INTEREST INCOME. Interest income decreased $364,000, or 18%, for the quarter compared to the same quarter in 2003. Interest income on loans decreased $362,000, or 21%, for the quarter. These decreases were primarily a result of a decline in the balance of the loan portfolio and a decrease in the yield on the portfolio. Interest income on short-term investments and securities decreased $2,000, or 1%, for the quarter, primarily as a result of lower yielding securities being carried by the Company during 2004. The average yield on interest-earning assets declined to 5.70% for the quarter ended March 31, 2004, from 6.27% for the same period in 2003, as lower yielding short term and long term investments became a higher percentage of interest-earning assets.

       INTEREST EXPENSE. Interest expense decreased $224,000, or 33%, for the quarter compared to the same quarter in 2003. The decrease in interest expense for the quarter ending March 31, 2004, was a direct result of a decline in the rates paid on deposits. The average cost of interest-bearing liabilities was 1.61% for the quarter ended March 31, 2004 compared to 2.30% for the same period in 2003, primarily as a result of lower market rates on certificates of deposits and a change in the mix of deposits with a higher percentage of deposit dollars being made up from lower cost funding sources.



--------------------------------------------------------------------------------

       PROVISION FOR LOAN LOSSES. Activity in the allowance for loan losses (the "Allowance") consists of increases due to monthly provisions for loan losses and decreases for monthly charge offs, net of recoveries. Management analyzes the adequacy of the allowance balance at least quarterly by determining its estimate of probable losses in the loan portfolio and comparing that estimate to the allowance's balance. Management calculates its estimate of probable losses primarily by applying expected loss percentages to classified loans and homogeneous loan categories. The impact of these events are described in more detail below as part of the discussion comparing the first quarter of 2004, to the fourth quarter 2003 and the first quarter of 2003.

       The provision for loan losses was $180,000 for the first quarter of 2004 which represents a decrease of $120,000, or 40%, from the provision of $300,000 recorded for the same period in 2003. The decrease in provision was driven, in part, by management's evaluation of historic trends and estimates regarding charge-offs. In the first quarter of 2003, the Bank recorded a larger than normal provision based on what management believed to be accurate estimates for charge-offs in the second and third quarters of 2003. For the first quarter of 2004, management has reduced the provision based on its interpretation of historic and current trends of charge-offs and non-performing loans.

       Non-performing assets totaled $2.33 million at March 31, 2004, or 1.87% of assets. Of the $2.33 million in non-performing assets, $1.86 million were loans which are 90 days or more past due and still accruing interest and $391,000 were loans in a non-accrual status. Non-performing indirect mobile home loans made up $475,000 of the loans that were 90 days or more past due and still accruing interest and $251,000 of the loans that are carried in a non-accrual status. At December 31, 2003, non-performing assets totaled $2.07 million or 1.65% of assets. Of the $2.07 million, $1.49 million were loans which are 90 days or more past due and still accruing interest and $340,000 were loans in a non-accrual status. At December 31, 2003, non-performing indirect mobile home loans made up $569,000 of the loans that were 90 days or more past due and still accruing interest and $229,000 of the loans that are carried in a non-accrual status.

       Allowance for loan losses totaled $991,000 at March 31, 2004 and $1.2 million at March 31, 2003. At March 31, 2004, Lawrence Federal's allowance for loan losses represented 1.24% of total gross loans and 46% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected. Furthermore, while Lawrence Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Lawrence Federal's loan portfolio, will not request Lawrence Federal to increase its future provisions for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Lawrence Federal's financial condition and results of operations.

       Management continues to monitor closely the risk characteristics of the loan portfolio, local economic conditions and, as stated earlier, will consider these factors when evaluating the appropriate amount of provision and allowance for loan losses. Management believes the allowance to be adequate at March 31, 2004.




--------------------------------------------------------------------------------

       NONINTEREST INCOME. The following table shows the components of noninterest income and the dollar and percentage change from the three months ended March 31, 2004 to the same period in 2003.

                                      Quarters Ended
                                    3/31/04    3/31/03     Dollar    Percentage
                                                           Change      Change
                                   ---------  ---------   --------  ------------
     (Dollars in Thousands)
Net securities gains .............       $75       $153      $(78)         (51)%
Service charges ..................       111        106          5            5%
Other ............................        36         41        (5)         (12)%
                                          --         --        ---
      Total ......................      $222       $300        $78           26%
                                        ====       ====        ===


       Net securities gains recognized for the quarter ended March 31, 2003 were not duplicated in the same period of 2004. Management determined that there were securities that should be sold in the first quarter of 2003 to reduce the Bank's exposure to unrealized losses in an upward rate environment. During the first quarter of 2004, these conditions were not present resulting in fewer securities transactions and smaller gains. The decrease in "Other" was due to fluctuations in various items including a decrease in income earned on the cash surrender value of bank owned life insurance.




--------------------------------------------------------------------------------

       NON-INTEREST EXPENSE. The following tables show the components of noninterest expense and the dollar and percentage change from the three months ended March 31, 2004 to the same period in 2003.

                                      Quarters Ended
                                    3/31/04    3/31/03     Dollar    Percentage
                                                           Change      Change
                                   ---------  ---------   --------  ------------
     (Dollars in Thousands)
Salaries and benefits ............      $543       $489         54           11%
Deposit insurance premiums .......         4         15       (11)          (13)
Occupancy and equipment ..........       106         92         14            15
Data processing ..................        93        196      (103)          (53)
Franchise tax ....................        35         33          2             6
Advertising expense ..............        22         31        (9)          (29)
Professional Fees ................       101         89         12            13
Other ............................       193        182         11             6
                                         ---        ---         --             -
      Total ......................    $1,097     $1,127      $(30)            3%
                                      ======     ======      =====            ==

       Non-interest expense decreased $30,000, or 3%, for the three months ended March 31, 2004, as compared to the same period in 2003. The increase in salaries and benefits for the three months ended March 31, 2004 compared to the same period in 2003 reflects increased salaries and wages of $42,000, due to the creation of the operation and proof areas; medical insurance costs increased $8,000, and all other related costs in this category increased $4,000. The decrease in data processing expense is the result of the successful data processing conversion that was completed during the third quarter of 2003. Of the $103,000 decrease, $50,000 was directly related to the costs incurred by the Company in preparation of the conversion that was completed in July 2003. The savings benefits and customer enhancements are now being realized as a result of this data processing conversion. The Company has also experienced increases in: professional fees, including audit and legal services; printing and supplies; and other non-interest expenses which are related to maintaining the Company's customer base and the daily operation of the Company.

       INCOME TAX EXPENSE. The provision for income tax was $29,000 for the three months ended March 31, 2004, compared to $44,000 in the same period for 2003. The provision decreased as a result of lower taxable income. The effective tax rate for the quarter ended March 31, 2004 was 29.0% compared with 26.0% for the same period in 2003.




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

                                       --------------------------------------------------------------------------
                                                              THREE MONTHS ENDED MARCH 31,
                                       --------------------------------------------------------------------------
                                                      2004                                     2003
                                       ---------------------------------        ---------------------------------
    (DOLLARS IN THOUSANDS)              AVERAGE     INTEREST    AVERAGE          AVERAGE     INTEREST    AVERAGE
                                        BALANCE                  YIELD/          BALANCE                  YIELD/
                                                                 RATE                                      RATE
                                       ---------   ----------  ---------        ---------   ----------  ---------
Interest-earning assets: ............
  Loans (1) .........................     79,877        1,379      6.84%           96,252        1,741      7.28%
  Securities (2) ....................     23,559          217      3.74%           20,261          214      4.44%
  Short term  investments ...........     10,653           18      0.66%           11,145           23      0.83%
                                          ------           --                      ------           --
    Total interest-earning assets ...    114,089        1,614      5.70%          127,658        1,978      6.27%
Non-interest-earning assets .........     12,055                                    8,986
                                          ------                                    -----
    Total assets ....................    126,144                                  136,644
                                         =======                                  =======

Interest-bearing liabilities:
  Deposits:
    Savings accounts ................     27,666           33      0.48%           33,414           81      0.98%
    NOW accounts ....................     19,167           55      1.16%           16,998           35      0.83%
    Certificates of deposit .........     55,705          369      2.67%           69,736          565      3.29%
                                          ------          ---                      ------          ---
      Total deposits-interest
        bearing liabilities .........    102,538          457      1.79%          120,148          681      2.30%
Non-interest-bearing liabilities ....      9,527                                    1,899
                                           -----                                    -----
      Total liabilities .............    112,065                                  122,047
Total retained earnings .............     14,079                                   14,597
                                          ------                                   ------
      Total liabilities and
        retained earnings ...........    126,144                                  136,644
                                         =======                                  =======

  Net interest-earning assets .......     11,551                                    7,510
                                          ======                                    =====
  Net interest income/interest
    rate spread (3) .................                   1,157      3.91%                         1,297      3.97%
                                                        =====      =====                         =====      =====
  Net interest margin (4) ...........                   4.08%                                    4.11%
  Ratio of  interest-earning
    assets to interest-bearing
    liabilities .....................    111.27%                                  106.25%

___________________________________

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




--------------------------------------------------------------------------------

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

       QUALITATIVE ASPECTS OF MARKET RISK. Lawrence Federal's most significant form of market risk is interest rate risk. The principal objectives of Lawrence Federal's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given Lawrence Federal's business strategy, operating environment, capital, liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. Lawrence Federal has an Asset/Liability Committee (ALCO), responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The ALCO is actively involved in reviewing the mix, volume and pricing strategies associated with managing the Bank's balance sheet and interest rate risk. During the first three months of 2004 management has utilized several internal reports to better analyze the current financial position of the Bank, and the Company, and to identify historic trends in both entities. However, management is aware that the movement of interest rates is an uncertainty which could have a negative impact on the earnings of Lawrence Federal.

       At this time, Lawrence Federal is liability sensitive which makes the Bank subject to increased interest expense during periods of rising interest rates. Lawrence Federal has placed an emphasis on adjustable-rate loans and originating shorter term consumer loans which, over the long-term, will serve to make the balance sheet less liability sensitive. Lawrence Federal currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

       QUANTITATIVE ASPECTS OF MARKET RISK. When evaluating interest rate risk Lawrence Federal utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision (the "OTS"), which is supplemented by an internally generated monthly "Rate-Volume-Variance Report". The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at December 31, 2003 (the most recent data available), that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.

                           NET PORTFOLIO VALUE             NPV AS % OF PORTFOLIO
    CHANGE IN                                                 VALUE OF ASSETS
 INTEREST RATES  --------------------------------------   ----------------------
IN BASIS POINTS       (DOLLARS IN THOUSANDS)                NPV
  (RATE SHOCK)    $ AMOUNT      $ CHANGE      % CHANGE     RATIO    CHANGE (1)
---------------  ----------   ------------   ----------   -------  ------------
      300          $13,703       $(3,445)       (20)%      10.90%      (219)
      200           15,138        (2,010)       (12)       11.85%      (124)
      100           16,326          (821)        (5)       12.61%       (49)
     Static         17,148             --        --        13.10%        --
      -100          17,416            269         2        13.21%        11

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

--------------------------------------------------------------------------------

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

       Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At March 31, 2004, cash and short-term investments totaled $14.8 million. Securities classified as available-for-sale totaled $22.8 million at March 31, 2004.

       Funding is obtained primarily from deposits and Federal Home Loan Bank advances. In the first three months of 2004 Lawrence Federal experienced a net decrease in total deposits of $1.4 million compared to an increase of $2.2 million for the same period in 2003. In addition, at March 31, 2004, Lawrence Federal had the ability to borrow a total of approximately $15.0 million from the Federal Home Loan Bank of Cincinnati through the use of an existing Cash Management Advance agreement. On that date as well as the same date in 2003, Lawrence Federal had no advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits.

       Lawrence Federal is subject to various regulatory capital requirements administered by the Office of Thrift Supervision including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2004, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See the table on page ten (10) of this filing for more detail regarding the Bank's capital position.

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




--------------------------------------------------------------------------------

                        Lawrence Financial Holdings, Inc.
                                   Form 10-QSB

                          Quarter ended March 31, 2004

PART II - Other Information

Item 1-          Legal Proceedings:
                 There are no matters required to be reported under this item.

Item 2-          Changes in Securities:

------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------

                                                                                 (c)                              (d)
                                       (a)               (b)         Total Number of Shares (or     Maximum Number (or Approximate
                                 Total Number of    Average Price    Units) Purchased as Part of      Dollar Value) of Shares (or
                                   Shares (or      Paid per Share    Publicly Announced Plans or   Units) that May Yet Be Purchased
            Period              Units) Purchased      (or Unit)               Programs                Under the Plans or Program
------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------
Month #1: January 1, 2004
through January 31, 2004                0                N/A                     N/A                            15,000
------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------
Month #2: February 1, 2004
through February 29, 2004               0                N/A                     N/A                            15,000
------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------
Month #3: March 1, 2004
through March 31, 2004                  0                N/A                     N/A                          15,000 (1)
------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------
Total                                   0                N/A                     N/A                              N/A
------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------

(1) On October 24, 2003, Lawrence Financial announced a repurchase program under which it would repurchase up to 15,000 shares of its common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

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

                        31.1 - Rule 13a-14(a)/15d-14(a) Certification of
                               Chief Executive Officer

                        31.2 - Rule 13a-14(a)/15d-14(a) Certification of
                               Chief Financial Officer

                        32.1 - Section 1350 Certification of
                               Chief Executive Officer

                        32.2 - Section 1350 Certification of
                               Chief Financial Officer

                 (b)  Reports on Form 8-K.

                 A report on Form 8-K was filed on January 12, 2004. Under Item 5, Other Events, Lawrence Financial Holdings, Inc. reported that it issued a press release to announce the date of its annual meeting of shareholders.

                 A report on Form 8-K was filed on February 17, 2004. Under Item 5, Other Events, Lawrence Financial Holdings, Inc. reported that it declared its regularly quarterly dividend. Under Item 12, Lawrence Financial Holdings, Inc. Furnished information regarding its results of operations for the quarter and year ended December 31, 2003.

SIGNATURES

                 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused


--------------------------------------------------------------------------------
this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Lawrence Financial Holdings, Inc.



Date: May 11, 2004         /s/ Jack L. Blair
     -------------------   ----------------------------------------------------
                           Jack L. Blair
                           President and Chief Executive Officer


Date: May 11, 2004         /s/ RobRoy Walters
     -------------------   ----------------------------------------------------
                           RobRoy Walters
                           Executive Vice President and Chief Financial Officer






--------------------------------------------------------------------------------