Form 10QSB
period 2004-06-30
LAWRENCE FINANCIAL HOLDINGS INC
filed 2004-08-13
CIK 1121577

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


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


            Class:                          Outstanding at July 31, 2004
  Common Stock, $.01 par value                  650,110 Common Shares

Transitional Small Business Disclosure Format (Check One) : Yes [ ] No [ X ]

                        LAWRENCE FINANCIAL HOLDINGS, INC.

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2004

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

Other Information............................................................ 22

Signatures................................................................... 23

Exhibits..................................................................... 24


--------------------------------------------------------------------------------

                                   CONSOLIDATED BALANCE SHEETS
                               June 30, 2004 and December 31, 2003

-----------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
                                                                        June 30,        December 31,
                                                                          2004               2003
                                                                          ----               ----
ASSETS

     Cash and due from banks                                         $   7,641,610      $  10,134,534
     Merrill Lynch money market fund                                       643,036            508,695
                                                                     -------------      -------------
         Total cash and cash equivalents                                 8,284,646         10,643,229
     Securities available for sale, at fair value                       25,489,987         26,247,238
     Loans receivable, net                                              83,361,870         80,882,658
     Federal Home Loan Bank stock                                          651,800            639,100
     Premises and equipment, net                                         3,345,141          3,474,160
     Accrued interest receivable                                           595,697            566,309
     Cash surrender value of life insurance                              2,328,663          2,284,990
     Other assets                                                          965,968            724,445
                                                                     -------------      -------------
                                                                     $ 125,023,772      $ 125,462,129
                                                                     =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities
         Noninterest-bearing deposits                                $   7,654,595      $   7,753,907
         Interest-bearing deposits                                     103,036,296        103,241,721
              Total deposits                                           110,690,891        110,995,628
         Other liabilities                                                 617,269            441,249
              Total liabilities                                        111,308,160        111,436,877

     Shareholders' Equity
         Common stock; par value $0.01 per share; shares
          authorized:  4,000,000; shares issued: 799,110                     7,991              7,991
         Additional paid-in capital                                      7,600,234          7,559,313
         Retained earnings                                               9,855,163          9,781,499
         Treasury stock, at cost; 149,000 shares                        (2,728,688)        (2,728,688)
         Unearned ESOP shares                                             (341,470)          (372,510)
         Unearned restricted stock awards                                 (134,530)          (134,530)
         Accumulated other comprehensive income,
              net of tax of $(279,773) at 2004 and $(45,242)
              in 2003                                                     (543,088)           (87,823)
                                                                     -------------      -------------
              Total shareholders' equity                                13,715,612         14,025,252
                                                                     -------------      -------------

                  Total liabilities and shareholders' equity         $ 125,023,772      $ 125,462,129
                                                                     =============      =============

      The accompanying notes are an integral part of these consolidated financial statements.

-----------------------------------------------------------------------------------------------------

                                                3


                                        CONSOLIDATED STATEMENTS OF INCOME
                            Three Months and Six Months Ended June 30, 2004 and 2003
                                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended                      Six Months Ended
                                                           June 30,                                June 30,
                                                -----------------------------           ------------------------------
                                                    2004             2003                  2004               2003
                                                    ----             ----                  ----               ----
INTEREST INCOME
     Loans, including fees                      $ 1,349,099       $ 1,677,334           $ 2,728,182        $ 3,418,418
     Taxable securities                             190,022           173,513               400,769            365,533
     Tax exempt securities                           31,655            23,219                38,360             45,555
     Overnight deposit                               16,010            16,498                33,110             38,982
                                                -----------       -----------           -----------        -----------
                                                  1,586,786         1,890,564             3,200,421          3,868,488
                                                -----------       -----------           -----------        -----------
INTEREST EXPENSE
     Deposits                                       461,912           627,848               919,016          1,308,559
                                                -----------       -----------           -----------        -----------

NET INTEREST INCOME                               1,124,874         1,262,716             2,281,405          2,559,929

Provision for loan losses                           180,000           195,000               360,000            495,000
                                                -----------       -----------           -----------        -----------

NET INTEREST INCOME
     AFTER PROVISION FOR LOAN LOSSES                944,874         1,067,716             1,921,405          2,064,929

NONINTEREST INCOME
     Net securities gains                                --            31,488                75,314            184,610
     Service charges                                119,133           120,089               229,643            226,587
     Other                                           35,983            50,979                71,791             91,296
                                                -----------       -----------           -----------        -----------
                                                    155,116           202,556               376,748            502,493
                                                -----------       -----------           -----------        -----------
NONINTEREST EXPENSE
     Salaries and benefits                          482,635           495,250             1,026,005            983,800
     Deposit insurance premiums                       4,187            15,082                 8,563             30,354
     Occupancy and equipment                        111,138            89,729               217,345            181,893
     Data processing                                 95,496           160,775               188,764            357,158
     Franchise tax                                   33,643            34,594                68,293             67,594
     Advertising expense                             20,619            19,110                42,176             49,752
     Professional fees                               59,207            77,308               160,655            166,139
     Other                                          171,215           211,190               363,580            392,890
                                                -----------       -----------           -----------        -----------
                                                    978,140         1,103,038             2,075,381          2,229,580
                                                -----------       -----------           -----------        -----------

INCOME BEFORE INCOME TAX                            121,850           167,233               222,772            337,842

Provision for income tax                             30,039            42,725                59,396             86,504
                                                -----------       -----------           -----------        -----------

NET INCOME                                      $    91,811       $   124,508           $   163,376        $   251,338
                                                ===========       ===========           ===========        ===========

Basic earnings per common share                 $      0.15       $      0.21           $      0.27        $      0.41
                                                ===========       ===========           ===========        ===========

Diluted earnings per common share               $      0.15       $      0.20           $      0.26        $      0.40
                                                ===========       ===========           ===========        ===========


                 The accompanying notes are an integral part of these consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------
                                                            4


                                        CONSOLIDATED STATEMENTS OF INCOME
                            Three Months and Six Months Ended June 30, 2004 and 2003
                                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended                      Six Months Ended
                                                           June 30,                                June 30,
                                                -----------------------------           ------------------------------
                                                    2004             2003                  2004               2003
                                                    ----             ----                  ----               ----
Net income                                      $    91,810       $   124,509           $   163,376        $   251,338

Other comprehensive income:
     Unrealized gains arising during period        (813,352)          151,439              (614,482)            65,675
     Reclassification adjustment for gains
      included in net income                             --           (31,488)              (75,314)          (184,610)
                                                -----------       -----------           -----------        -----------
                                                   (813,352)          119,951              (689,796)          (118,935)
     Income tax effect                              276,540           (40,783)              234,531             40,438
                                                -----------       -----------           -----------        -----------
       Other comprehensive income (loss),
       net of tax                                  (536,812)           79,168              (455,265)           (78,497)
                                                -----------       -----------           -----------        -----------

Comprehensive income (loss)                     $  (445,002)      $   203,677           $  (291,889)       $   172,841
                                                ===========       ===========           ===========        ===========





                  The accompanying notes are an integral part of these consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------
                                                         5


                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  Year Ended December 31, 2003 and the Six Months Ended June 30, 2004
                                                              (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                             Unearned   Accumulated
                                       Additional                               Unearned    Restricted     Other
                             Common     Paid-In      Retained     Treasury        ESOP        Stock    Comprehensive
                              Stock     Capital      Earnings       Stock        Shares       Awards       Income         Total
                              -----     -------      --------       -----        ------       ------       ------         -----

Balance - January 1, 2003   $  7,991  $  7,467,042  $9,485,971  $ (1,683,600)  $ (434,580)  $ (201,794)   $ 147,761   $ 14,788,791

Net income                        --            --     477,190            --           --           --           --        477,190
Net unrealized depreciation
   on securities available
   for sale, net of tax of
   $(121,361)                     --            --          --            --           --           --     (235,584)      (235,584)
Treasury Stock  acquired -
  55,000 shares                   --            --          --    (1,045,088)          --           --           --     (1,045,088)
Cash dividend - $0.28
  per share                       --            --    (181,662)           --           --           --           --       (181,662)
Stock-based compensation          --        92,271          --            --       62,070       67,264           --        221,605
                            --------  ------------  ----------  ------------   ----------   ----------    ---------   ------------

Balance, December 31, 2003     7,991     7,559,313   9,781,499    (2,728,688)    (372,510)    (134,530)     (87,823)    14,025,252

Net income                        --            --     163,376            --           --           --           --        163,376
Net unrealized depreciation
   on securities available
   for sale, net of tax of
   $234,531                       --            --          --            --           --           --     (455,265)      (455,265)
Cash dividend - $0.14
  per share                       --            --     (89,712)           --           --           --           --        (89,712)
Stock-based compensation          --        40,921          --            --       31,040           --           --         71,961
                            --------  ------------  ----------  ------------   ----------   ----------    ---------   ------------

Balance, June 30, 2004      $  7,991  $  7,600,234  $9,855,163  $ (2,728,688)  $ (341,470)  $ (134,530)   $(543,088)  $ 13,715,612
                            ========  ============  ==========  ============   ==========   ==========    =========   ============


                       The accompanying notes are an integral part of these consolidated financial statements..

-----------------------------------------------------------------------------------------------------------------------------------
                                                                6


                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Six Months Ended June 30, 2004 and 2003
                                              (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                --------------------------------
                                                                                    2004              2003
                                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $    163,376       $    251,338
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                135,331            108,282
         Provision for loan losses                                                   360,000            495,000
         Stock dividend on Federal Home Loan Bank stock                              (12,700)           (12,100)
         Net premium amortization (discount accretion)                                78,532             82,530
         Net securities gains                                                        (75,314)          (184,610)
         ESOP expense                                                                 71,961             63,670
         Restricted stock award expense                                               33,633             52,369
         Change in other assets and liabilities                                       62,332           (113,829)
                                                                                ------------       ------------

     Net cash from operating activities                                              817,151            742,650
                                                                                ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of:
         Securities available for sale                                           (10,703,394)       (27,873,325)
         Premises and equipment                                                       (6,311)          (186,423)
     Proceeds from:
         Sale of securities available for sale                                     4,049,769         15,401,821
         Calls, maturities and principal repayments of securities
          available for sale                                                       6,717,864          1,641,357
         Sale of fixed assets                                                             --              2,800
     Net change in loans                                                          (2,839,213)         4,619,483
                                                                                ------------       ------------

              Net cash from investing activities                                  (2,781,285)        (6,394,287)
                                                                                ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in:
         Deposits                                                                   (304,737)         1,717,878
         Cash dividend paid                                                          (89,712)           (91,793)
         Purchase of treasury stock                                                       --         (1,045,088)
                                                                                ------------       ------------

              Net cash from financing activities                                    (394,449)           580,997
                                                                                ------------       ------------

Net change in cash and cash equivalents                                           (2,358,583)        (5,070,640)

Cash and cash equivalents at beginning of the year                                10,643,229         16,320,500
                                                                                ------------       ------------

Cash and cash equivalents at end of the period                                  $  8,284,646       $ 11,249,860
                                                                                ============       ============

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                               $    924,608       $  1,312,062
         Income taxes                                                                132,150            347,413

Non-cash transactions
         Transfer of loans to real estate owned                                           --             43,235


               The accompanying notes are an integral part of these consolidated financial statements.

----------------------------------------------------------------------------------------------------------------
                                                     7

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)
--------------------------------------------------------------------------------

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

                                                        SIX MONTH PERIOD           THREE MONTH PERIOD
                                                          ENDED JUNE 30,               ENDED JUNE 30
                                                          --------------               -------------
                                                      2004            2003         2004           2003
                                                      ----            ----         ----           ----
Weighted average shares outstanding                  605,848         617,446      607,206       601,941
Effect of stock options                               19,468          13,202       17,533         9,744
Effect of non-vested stock awards                      2,044           2,136        1,696         1,668
                                                     -------         -------      -------       -------
Weighted average shares outstanding - Diluted        627,360         632,784      626,435       613,353
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

                                                              Six Months Ended            Three Months Ended
                                                                  June 30,                      June 30,
                                                             2004           2003          2004           2003
     Reported net income                                   $163,376       $251,338       $91,810       $124,509
     Pro forma impact                                       (19,450)       (19,450)       (9,725)        (9,725)
                                                           --------       --------       -------       --------
     Pro forma net income                                  $143,926       $231,888       $82,085       $114,784
                                                           ========       ========       =======       ========

     Reported basic earnings per common share                 $0.27          $0.41         $0.15          $0.21
     Pro forma impact                                         (0.03)         (0.03)        (0.02)         (0.02)
                                                              -----          -----         -----          -----
     Pro forma basic earnings per common share                $0.24          $0.38         $0.13          $0.19
                                                              =====          =====         =====          =====

     Reported diluted earnings per common share               $0.26          $0.40         $0.15          $0.20
     Pro forma impact                                         (0.03)         (0.03)        (0.02)         (0.01)
                                                              -----          -----         -----          -----
     Pro forma diluted earnings per common share              $0.23          $0.37         $0.13          $0.19
                                                              =====          =====         =====          =====

BASIS OF PRESENTATION: In the opinion of management, the accounting and reporting policies followed by Lawrence Financial Holdings, Inc. conform to accounting principles generally accepted in the United States of America (US
GAAP). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses is particularly subject to change.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lawrence Financial Holdings, Inc. at June 30, 2004, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by US GAAP. Lawrence Financial Holdings, Inc.'s Annual Report for the year ended December 31, 2003, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.


NOTE 2 - REGULATORY  CAPITAL  REQUIREMENTS

        The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt-corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At June 30, 2004 and December 31, 2003, management believes the Bank complied with all regulatory capital requirements. At June 30, 2004, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. Management is unaware of any events or circumstances that would change the Bank's classification since this time.

--------------------------------------------------------------------------------
                                       9

        The Bank's actual capital levels and minimum required levels were as follows:

                                                                                                   Minimum
                                                                                                Required to be
                                                                Minimum Required            Well Capitalized Under
                                                                   for Capital                 Prompt Corrective
                                           Actual               Adequacy Purposes             Action Regulations
                                           ------               -----------------             ------------------
(dollars in thousands)              Amount        Ratio       Amount          Ratio           Amount        Ratio
                                    ------        -----       ------          -----           ------        -----
June 30,2004:
-------------
Total capital (to risk-
 weighted assets)                  $ 13,670       15.60%      $  7,010         8.0%         $   8,763       10.0%
Tier 1 (core) capital (to
 risk-weighted assets)               12,989       14.82          3,506         4.0              5,259        6.0
Tier 1 (core) capital (to
 adjusted total assets)              12,989       10.36          5,015         4.0              6,269        5.0


December 31,2003:
-----------------
Total capital (to risk-
 weighted assets)                  $ 13,521       16.39%      $  6,600         8.0%         $   8,250      10.0%
Tier 1 (core) capital (to
 risk-weighted assets)               12,803       15.52          3,300         4.0              4,950        6.0
Tier 1 (core) capital (to
 adjusted total assets)              12,803       10.18          5,031         4.0              6,289        5.0

        Regulations of the Office of Thrift Supervision (OTS) limit the amount of capital distributions that may be made by the Bank without prior approval of the OTS. The regulatory restriction provides that the Bank may make a capital distribution without applying to the OTS for approval provided that (1) the total amount of all capital at the institution (including the proposed capital distribution) for the applicable calendar year does not exceed the institution's net income for that year to date plus the institution's retained net income for the preceding two years; (2) the institution will be well capitalized following the proposed capital distributions; and, (3) certain other conditions are met.

        In addition to the restriction described above, the Bank may not make any capital distributions if the effect thereof would reduce the Bank's capital level below the aggregate balance required for the liquidation account established in connection with the Bank's mutual-to-stock conversion.




--------------------------------------------------------------------------------
                                       10

NOTE 3 - ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING LOANS

Activity in the allowance for loan losses is as follows:

                                                                    Six Months Ended June 30,
                                                                      2004           2003
                                                                    ---------      ---------
                               (Dollars in Thousands)
         Beginning Balance ......................................     $1,014         $1,111
         Provision for Loan Losses ..............................        360            495
         Charge Offs ............................................       (394)          (505)
         Recoveries .............................................          8             23
                                                                      ------         ------
         Ending Balance .........................................       $988         $1,124
                                                                      ======         ======

The following table shows the components of non-performing assets at:

                                                                  June 30,        December 31,
                                                                    2004              2003
                                                                ------------     ------------
                            (Dollars in Thousands)
         Non-Accrual Loans .................................           $370              $340
         Loans 90 days or more past due
           and still accruing interest .....................          1,765             1,492
                                                                     ------            ------
           Total Non-Performing Loans ......................          2,135             1,832
                                                                     ------            ------
         Other Real Estate Owned ...........................             75               234
         Total Non-Performing Assets .......................         $2,210            $2,066
                                                                     ======            ======
         Non-performing loans to total loans ...............          2.53%             2.24%
         Non-Performing assets to total loans plus                    2.62%             2.52%
            other real estate owned ........................
         Allowance for credit losses to total                        46.29%            55.37%
            non-performing loans ...........................
         Loans 90 days or more past due and                           2.09%             1.82%
            not on non-accrual to total loans ..............

--------------------------------------------------------------------------------
                                       11

ITEM  2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------

                                                   Three Months Ended              Six Months Ended
                                                        June 30,                       June 30,
                                                  --------------------           --------------------
                                                  2004            2003           2004            2003
                                                  ----            ----           ----            ----
SIGNIFICANT RATIOS:
Net income to
    Average total assets                          0.29%           0.37%          0.26%           0.37%
   Average stockholders' equity                   2.65            3.58           2.35            3.55
Net Interest Margin                               3.90            4.05           3.99            4.08
Average net loans to average deposits            77.06           78.70          77.48           79.40
Average stockholders' equity to
   average total assets                          10.98           10.33          11.07           10.51
Capital ratios
    Tier I capital                               10.36            9.35          10.36            9.35
 Risk-based capital                              15.60           15.36          15.60           15.36


---------------------------------------------------------------------------------------------------------

PER SHARE DATA:
Earnings per weighted average share
    Basic                                      $  0.15            0.21        $  0.27            0.41
    Diluted                                       0.15            0.20           0.26            0.40
Weighted average shares outstanding
    Basic                                      607,206         601,941        605,848         617,446
   Diluted                                     626,435         613,354        627,360         632,784
Total shares outstanding at end of period      650,110         650,110        650,110         650,110
Cash dividends per share                       $  0.07            0.07        $  0.14            0.14
Book value per share at end of period          $ 21.11           21.36        $ 21.11           21.36
Market price at end of period
     Source:  NASDAQ.com                       $ 23.00           22.50        $ 23.00           22.50

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

OPERATING STRATEGY

        Lawrence Financial, through its wholly owned subsidiary Lawrence Federal Savings Bank (the "Bank" or

--------------------------------------------------------------------------------

"Lawrence Federal"), operates as a community-oriented financial institution focused on meeting the financial service needs of consumers in its market area. To accomplish this objective, Lawrence Federal offers a variety of mortgage and consumer loans and retail deposit products. Lawrence Federal extends its lending activities outside of its market area through programs for originating automobile loans through a network of dealers and other banks. The consumer loans originated through these indirect lending programs typically have shorter terms and higher yields than mortgage loans. In addition, the origination of shorter term consumer loans will help Lawrence Federal in managing its interest rate risk. However, these indirect lending programs represent a higher risk of credit loss than real estate loans, since the collateral securing these loans may decline in value quickly.

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

        The Bank expensed $360,000 of provision for loan loss for the first six months of 2004, compared to $495,000 for the same period of 2003. While the provision for loan loss has been reduced from the same period in 2003 as a direct result of the continued efforts in the collection department, management has determined that the current level is adequate considering the current charge off experiences.

        During the six month period ended June 30, 2004, the Company had net charge-offs of approximately $387,000, compared to $482,000 for the six month period ended June 30, 2003. At June 30, 2004, the Company had a ratio of Allowance for Loan Loss to gross loans of 1.17% compared to 1.22% on the same date in 2003.




--------------------------------------------------------------------------------
                                       13

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND DECEMBER 31, 2003

        Total assets decreased $438,000, or .5%, to $125.0 million at June 30, 2004 when compared to the balances at December 31, 2003. At June 30, 2004, net loans receivable had increased $2.5 million, or 3%, when compared to the balances at December 31, 2003. Direct and indirect consumer loans increased $5.1 million, or 27%, real estate loans decreased by $2.8 million, or 7%, indirect mobile home loans decreased $1.3 million, or 9%, and commercial loans increased $1.5 million, or 16% at June 30, 2004. The allowance for loan losses at June 30, 2004 was $988,000. The growth in the direct and indirect loan portfolio resulted primarily from the purchase of $5.0 million in auto loans. The growth in the commercial loan portfolio was due primarily to the origination of one commercial loan participation with a local commercial bank. Lawrence Federal's long term investments, held in the form of securities, decreased by $757,000 or 3%, when comparing June 30, 2004 balances to December 31, 2003. During the first six months of 2004 Lawrence Financial's available cash and cash equivalents decreased to $8.3 million, a decrease of $2.4 million, or 22%. This decrease was primarily due to the increase in loan volume.

        Compared to December 31, 2003, deposits decreased $305,000 or 1%, to $110.7 million at June 30, 2004.

        Equity decreased $310,000, or 2%, to $13.7 million at June 30, 2004 when compared to December 31, 2003. During the period ended June 30, 2004, retained earnings increased $163,000 as a result of net income for the period and decreased as a result of the payment of $90,000 in cash dividends to the shareholders. In addition to these changes, retained earnings decreased $455,000 as a result of the net unrealized depreciation in the investments portfolio.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDING JUNE 30, 2004 AND 2003

        GENERAL. For the three months ended June 30, Lawrence Financial's net income decreased 26% to $92,000 for 2004 from $125,000 for 2003. For the six month period ended June 30, Lawrence Financial's net income decreased 35% to $163,000 for 2004 from $251,000 for 2003. Return on average assets was 0.29% and 0.26% for the second quarter and first six months of 2004, respectively, compared to 0.37% and 0.37% for the same two periods in 2003. Return on average equity was 2.65% and 2.35% for the second quarter and first six months of 2004, respectively, compared to 3.58% and 3.55% for the same two periods in 2003. Net interest income decreased $138,000, or 11%, during the second quarter and decreased $279,000, or 11%, for the six month period ending June 30. Noninterest income decreased $47,000, or 23%, during the second quarter and $126,000, or 25%, for the six month period ending June 30. Offsetting the decrease in net interest was a $15,000 or 8% decrease in the provision for loan losses for the quarter ended June 30, and a $135,000 or 27% decrease in the provision for loan losses for the six months ended June 30. Offsetting the decrease in net interest and noninterest income was a $125,000, or 11%, decrease in noninterest expense for the quarter ended June 30 and a $154,000, or 7%, decrease in noninterest expense for the six months ended June 30. The Company experienced a $42,000 or 4% increase in salaries, wages and benefits during the first six months of 2004 when compared to the same period of 2003. This increase was a result of the creation of the operation and proof areas within the Company's banking subsidiary and increased medical insurance costs, as well as other related costs. The Company has determined that the 2004 salaries and wages will be held at the 2003 levels to help offset the rising benefit costs. Data processing costs decreased $168,000, or 47%, when compared to the same period in 2003, with $75,000 of the decrease directly related to the costs incurred for preparation of the data processing conversion the Company underwent in July 2003.

        INTEREST INCOME. Interest income decreased $304,000, or 16%, for the quarter compared to the same quarter in 2003 and decreased $668,000, or 17%, for the first six months of 2004 compared to the first six months of 2003. Interest income on loans decreased $328,000, or 20%, and decreased $690,000, or 20%, for the quarter and six months ended June 30 respectively. These decreases were primarily a result of a decline in the balance of the loan portfolio and as a result of a decrease in the yield on the portfolio. Interest income on long-term investments increased $25,000, or 13%, for the quarter and increased $28,000, or 7%, for the six months ended June 30 primarily as a result of a larger average balance being carried by the Company during 2004. The average yield on interest-earning assets declined to 5.50% for the quarter and 5.60% for the six months ended June 30, 2004, from 6.06% and 6.16% for the same two periods in 2003, as lower yielding long term investments became a higher percentage of interest earning assets.

--------------------------------------------------------------------------------
                                       14

        INTEREST EXPENSE. Interest expense decreased $166,000, or 26%, for the quarter compared to the same quarter in 2003 and decreased $390,000, or 30%, for the first six months of 2004 compared to the first six months in 2003. The decrease in interest expense for the quarter and six months ending June 30, 2004, was a direct result of a decline in the rates paid on deposits. The average cost of interest-bearing liabilities was 1.79% for the quarter and 1.79% in the first six months of 2004 compared to 2.11% and 2.20% for the same periods in 2003, primarily as a result of lower market rates on certificates of deposits and a change in the mix of deposits with a higher percentage of deposit dollars being made up from lower cost funding sources.

        PROVISION FOR LOAN LOSSES. Activity in the allowance for loan losses (the "Allowance") consists of increases due to monthly provisions for loan losses and decreases for monthly charge offs, net of recoveries. Management analyzes the adequacy of the allowance balance at least quarterly by determining its estimate of probable losses in the loan portfolio and comparing that estimate to the allowance's balance. Management calculates its estimate of probable losses primarily by applying expected loss percentages to classified loans and homogeneous loan categories. The impact of these events are described in more detail below as part of the discussion comparing the second quarter of 2004, to the fourth quarter 2003 and the second quarter of 2003.

        The provision for loan losses was $180,000 for the second quarter of 2004 which represents a decrease of $15,000, or 8%, from the provision of $195,000 recorded for the same period in 2003. The decrease in provision was driven, in part, by management's evaluation of historic trends and estimates regarding charge-offs.

        Non-performing assets totaled $2.21 million at June 30, 2004, or 1.77% of assets. Of the $2.21 million in non-performing assets, $1.77 million were loans which are 90 days or more past due and still accruing interest and $370,000 were loans in a non-accrual status. Non-performing indirect mobile home loans made up $590,000 of the loans that were 90 days or more past due and still accruing interest and $298,000 of the loans that are carried in a non-accrual status. At December 31, 2003, non-performing assets totaled $2.07 million or 1.65% of assets. Of the $2.07 million, $1.49 million were loans which are 90 days or more past due and still accruing interest and $340,000 were loans in a non-accrual status. At December 31, 2003, non-performing indirect mobile home loans made up $569,000 of the loans that were 90 days or more past due and still accruing interest and $229,000 of the loans that are carried in a non-accrual status.

        Allowance for loan losses totaled $988,000 at June 30, 2004 and $1.1 million at June 30, 2003. At June 30, 2004, Lawrence Federal's allowance for loan losses represented 1.16% of total gross loans and 46% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected. Furthermore, while Lawrence Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Lawrence Federal's loan portfolio, will not request Lawrence Federal to increase its future provisions for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Lawrence Federal's financial condition and results of operations.

        Management continues to monitor closely the risk characteristics of the loan portfolio, local economic conditions and, as stated earlier, will consider these factors when evaluating the appropriate amount of provision and allowance for loan losses. Management believes the allowance to be adequate at June 30, 2004.


--------------------------------------------------------------------------------
                                       15

NONINTEREST INCOME. The following table shows the components of noninterest income and the dollar and percentage change from the three months ended June 30, 2004 to the same period in 2003 and the six months ending June 30, 2004 to the same period in 2003.


                                                            Quarters Ended
                                                                                     Dollar      Percentage
                                                        06/30/04      06/30/03       Change         Change
                                                       ------------  -----------  ------------  -------------
                   (Dollars in Thousands)
    Net securities gains (losses) ...................        $  --         $ 31        $ (31)            N/M
    Service charges .................................          119         $120           (1)           (1)%
    Other ...........................................           36           51          (15)           (29)%
                                                             -----         ----        -----
       Total ........................................        $ 155         $202        $ (47)           (23)%
                                                             =====         ====        =====

        There were no securities sold during the second quarter ended June 30, 2004 to create gains or losses. Income earned on the cash surrender value of life insurance was down $15,000 for the quarter ended June 30, 2004 when compared to the same period of 2003.


                                                           Six Months Ended
                                                                                     Dollar      Percentage
                                                        06/30/04      06/30/03       Change         Change
                                                       ------------  -----------  ------------  -------------
                   (Dollars in Thousands)
    Net securities gains (losses) ...................         $ 75         $185        $(110)           (59)%
    Service charges .................................          230         $226            4              2%
    Other ...........................................           72           91          (19)           (21)%
                                                             -----         ----        -----
       Total ........................................         $377         $502        $(125)           (25)%
                                                             =====         ====        =====

        Net securities gains recognized in the first six months of 2003 were not duplicated in the same period of 2004. There were no sales of securities during the second quarter of 2004. During the first six months of 2003, management had determined that there were investments being held that should be sold due to market conditions. These conditions were no longer present during the same period in 2004, resulting in fewer sales of securities and the related gains. The decrease in "Other" was primarily due to the decrease in income earned on the cash surrender value of bank owned life insurance.






--------------------------------------------------------------------------------
                                       16

NON-INTEREST EXPENSE. The following tables show the components of noninterest expense and the dollar and percentage change from the three months ended June 30, 2004 to the same period in 2003 and the six months ending June 30, 2004 to the same period in 2003.

                                      Quarters Ended

                                                           Dollar    Percentage
                                   06/31/04   06/30/03     Change      Change
                                   ---------  ---------   --------  ------------
     (Dollars in Thousands)
Salaries and benefits ............     $483       $495       $(12)         (2)%
Deposit insurance premiums .......        4         15        (11)        (73)%
Occupancy and equipment ..........      111         90         21           23%
Data processing ..................       95        161        (66)        (41)%
Franchise tax ....................       34         35         (1)         (3)%
Advertising expense ..............       21         19          2           11%
Professional Fees ................       59         77        (18)        (23)%
Other ............................      171        211        (40)        (19)%
                                       ----     ------      -----
      Total ......................     $978     $1,103      $(125)        (11)%
                                       ====     ======      =====

        Non-interest expense decreased $125,000, or 11%, for quarter ended June 30, 2004, as compared to the same period in 2003. One of the primary reasons for this involves the $65,000 decrease in expenses related to the data processing function of the Bank. This is a result of the successful conversion to a new data processor which was completed during the third quarter of 2003. In addition, the company has experienced decreases in: professional fees; including audit and legal services; printing and supplies; various expenses related to the collection of delinquent mobile home loans; and other various non-interest expenses.

                                    Six Months Ended

                                                           Dollar    Percentage
                                   06/31/04   06/30/03     Change      Change
                                   ---------  ---------   --------  ------------
     (Dollars in Thousands)
Salaries and benefits ............   $1,026       $984        $42           4%
Deposit insurance premiums .......        9         30        (21)        (70)%
Occupancy and equipment ..........      217        182         35          19%
Data processing ..................      189        357       (168)        (47)%
Franchise tax ....................       68         68         --           --
Advertising expense ..............       42         50         (8)        (16)%
Professional Fees ................      161        166         (5)         (3)%
Other ............................      364        393        (29)         (7)%
                                     ------     ------      -----
      Total ......................   $2,076     $2,230      $(154)         (7)%
                                     ======     ======      =====

        Non-interest expense decreased $154,000, or 6%, for the six months ended June 30, 2004, as compared to the same period in 2003. The increase in salaries and benefits for the six months ended June 30, 2004 compared to the same period in 2003 reflects the addition of employees in the loan collection, loan review, internal audit and operations departments within the Company's banking subsidiary. The decrease in data processing is the direct result of the successful conversion of data processors which was completed during the third quarter of 2003. The Company has also experienced decreases in: printing and supplies; advertising expenses; expenses directly related to the collection of delinquent mobile home loans; and other non-interest expenses.

        INCOME TAX EXPENSE. The provision for income tax was $30,000 for the three months ended June 30, 2004, compared to $43,000 in the same period for 2003 and $59,000 for the six months ended June 30, 2004, compared to $87,000 in the same period for 2003. The provision decreased as a result of lower taxable income. The effective tax rate for the quarter ended June 30, 2004 was 24.7% compared with 25.6% for the same period in 2003 and for the six months ended June 30, 2004 was 26.7% compared with 25.6% for the same period in 2003.


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

                                       --------------------------------------------------------------------------
                                                                SIX MONTHS ENDED JUNE 30,
                                       --------------------------------------------------------------------------
                                                      2004                                     2003
                                       ---------------------------------        ---------------------------------
    (DOLLARS IN THOUSANDS)              AVERAGE     INTEREST    AVERAGE          AVERAGE     INTEREST    AVERAGE
                                        BALANCE                  YIELD/          BALANCE                  YIELD/
                                                                 RATE                                      RATE
                                       ---------   ----------  ---------        ---------   ----------  ---------
Interest-earning assets:
  Loans (1) .........................   $ 79,928       $2,728      6.85%         $ 95,030       $3,418      7.22%
  Securities (2) ....................     25,490          439      3.67%           22,514          411      3.95%
  Short term  investments ...........      9,441           33      0.07%            9,154           39      0.09%
                                        --------           --                    --------           --
    Total interest-earning assets ...    114,859        3,200      5.60%          126,698        3,868      6.16%
Non-interest-earning assets .........     11,680                                    9,163
                                        --------                                 --------
    Total assets ....................   $126,539                                 $135,861
                                        ========                                 ========

Interest-bearing liabilities:
  Deposits:
    Savings accounts ................     27,666           33      0.48%           33,414           81      0.98%
    NOW accounts ....................     19,167           55      1.16%           16,998           35      0.83%
    Certificates of deposit .........     55,705          369      2.67%           69,736          565      3.29%
      Total deposits-interest
        bearing liabilities .........    103,162          919      1.79%          119,680         1,308     2.20%
Non-interest-bearing liabilities ....      9,372                                    1,092
                                           -----                                    -----
      Total liabilities .............    112,534                                  120,772
Total retained earnings .............     14,005                                   15,089
                                          ------                                   ------
      Total liabilities and
        retained earnings ...........   $126,539                                  $135,861
                                        ========                                  ========

  Net interest-earning assets .......    $11,697                                    $7,018
                                         =======                                    =====
  Net interest income/interest
    rate spread (3) .................                   2,281      3.81%                         2,560      3.96%
                                                        =====      =====                         =====      =====

  Net interest margin (4) ...........                   3.99%                                    4.08%
  Ratio of  interest-earning
    assets to interest-bearing
    liabilities .....................    111.34%                                  105.86%

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

--------------------------------------------------------------------------------
                                       18

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

        QUALITATIVE ASPECTS OF MARKET RISK. Lawrence Federal's most significant form of market risk is interest rate risk. The principal objectives of Lawrence Federal's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given Lawrence Federal's business strategy, operating environment, capital, liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. Lawrence Federal has an Asset/Liability Committee (ALCO), responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The ALCO is actively involved in reviewing the mix, volume and pricing strategies associated with managing the Bank's balance sheet and interest rate risk. During the first six months of 2004 management has utilized several internal reports to better analyze the current financial position of the Bank, and the Company, and to identify historic trends in both entities. However, management is aware that the movement of interest rates is an uncertainty which could have a negative impact on the earnings of Lawrence Federal.

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

        QUANTITATIVE ASPECTS OF MARKET RISK. When evaluating interest rate risk Lawrence Federal utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision (the "OTS"), which is supplemented by an internally generated, monthly "Rate-Volume-Variance Report". The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at March 31, 2004, that would occur upon an immediate change in interest rates based on OTS assumptions, but without giving effect to any steps that management might take to counteract that change.

                           NET PORTFOLIO VALUE             NPV AS % OF PORTFOLIO
    CHANGE IN                                                 VALUE OF ASSETS
 INTEREST RATES  --------------------------------------   ----------------------
IN BASIS POINTS       (DOLLARS IN THOUSANDS)                NPV
  (RATE SHOCK)    $ AMOUNT      $ CHANGE      % CHANGE     RATIO    CHANGE (1)
---------------  ----------   ------------   ----------   -------  ------------
      300           14,449        (2,700)       (16)%      11.59%      (168)
      200           15,672        (1,478)        (9)%      12.39%       (88)
      100           16,629          (520)        (3)%      12.98%       (29)
     Static         17,150             --          --      13.26%         --
     (100)          17,183             33         N/M      13.22%        (5)

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

        Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At June 30, 2004, cash and short-term investments totaled $8.3 million. Securities classified as available-for-sale totaled $25.5 million at June 30, 2004.

        Funding is obtained primarily from activity involving deposit accounts and Federal Home Loan Bank advances. In the first six months of 2004 Lawrence Federal experienced a net decrease in total deposits of $305,000 since December 31, 2003 compared to an increase of $1.7 million for the same period in 2003. In addition, at June 30, 2004, Lawrence Federal had the ability to borrow a total of approximately $15 million from the Federal Home Loan Bank of Cincinnati through the use of an existing cash management advance agreement. On that date, as well as the same date in 2003, Lawrence Federal had no long term advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits.

        Lawrence Federal is subject to various regulatory capital requirements administered by the OTS including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2004, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See the table on page ten (10) of this filing for more detail regarding the Bank's capital position.

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







--------------------------------------------------------------------------------
                                       21

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                                   FORM 10-QSB

                           Quarter ended June 30, 2004

PART II - OTHER INFORMATION

Item 1-   Legal Proceedings:
          There are no matters required to be reported under this item.

Item 2-   Changes in Securities:

------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------

                                                                                 (c)                              (d)
                                       (a)               (b)         Total Number of Shares (or     Maximum Number (or Approximate
                                 Total Number of    Average Price    Units) Purchased as Part of      Dollar Value) of Shares (or
                                   Shares (or      Paid per Share    Publicly Announced Plans or   Units) that May Yet Be Purchased
            Period              Units) Purchased      (or Unit)               Programs                Under the Plans or Program
------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------
Month #1: April 1, 2004
through April 30, 2004                  0                N/A                     N/A                            15,000
------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------
Month #2: May 1, 2004 through
May 31, 2004                            0                N/A                     N/A                            15,000
------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------
Month #3: June 1, 2004
through June 30, 2004                   0                N/A                     N/A                          15,000 (1)
------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------
Total                                   0                N/A                     N/A                              N/A
------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------

(1) On October 24, 2003, Lawrence Financial announced a repurchase program under which it would repurchase up to 15,000 shares of its common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors..

Item 3-   Defaults Upon Senior Securities:
          There are no matters required to be reported under this item.

Item 4-   Submission of Matters to a Vote of Security Holders:

          The Annual Meeting of Stockholders of the Company was held on May 14, 2004. The results of the vote on matters presented at the meeting is as follows:

          The following individuals were elected as directors, each for a three year term:

                                          VOTES FOR          VOTES WITHHELD
                                          ---------          --------------
           Jack L. Blair                   478,317                66,800
                                           -------                ------
           Tracey E. Brammer, Jr.          478,317                66,800
                                           -------                ------

          The appointment of Crowe, Chizek and Company LLC as auditors for the Corporation for the fiscal year ending December 31, 2004 was ratified by the stockholders by the following vote:

          For    544,767;  Against        300; Abstain         50
              ----------           ----------          ----------

Item 5-   Other Information:
          There are no matters required to be reported under this item.

--------------------------------------------------------------------------------
                                       22

Item 6-   Exhibits and Reports on Form 8-K:

          (a)  Exhibits -

               31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                      Officer

               31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                      Officer

               32.1 - Section 1350 Certification of Chief Executive Officer

               32.2 - Section 1350 Certification of Chief Financial Officer


          (b)  Reports on Form 8-K.

               A report on form 8-K was filed on April 16, 2004. Under Item 12, Lawrence Financial Holdings, Inc. furnished information regarding results of operations for the quarter ended March 31, 2004.





--------------------------------------------------------------------------------
                                       23

        SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Lawrence Financial Holdings, Inc.



Date: August 12, 2004                  /s/ Jack L. Blair
     ------------------------------    ----------------------------------------
                                       Jack L. Blair
                                       President and Chief Executive Officer


Date: August 12, 2004                  /s/ RobRoy Walters
     ------------------------------    ----------------------------------------
                                       RobRoy Walters
                                       Executive Vice President and Chief
                                       Financial Officer




--------------------------------------------------------------------------------
                                       24