Form 10QSB
period 2004-09-30
LAWRENCE FINANCIAL HOLDINGS INC
filed 2004-11-15
CIK 1121577

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


                         Commission file number: 0-31847


                        LAWRENCE FINANCIAL HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


            MARYLAND                                       31-1724442

  (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                       Identification No.)


                   311 SOUTH FIFTH STREET, IRONTON, OHIO 45638
                    (Address of principal executive offices)

                                 (740) 532-0263
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


           Class:                           Outstanding at October 31, 2004
Common Stock, $.01 par value                      650,110 Common Shares

Transitional Small Business Disclosure Format (Check One) : Yes [ ] No [ X ]

                        LAWRENCE FINANCIAL HOLDINGS, INC.

                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2004

                         PART I - FINANCIAL INFORMATION


                                                                            PAGE

ITEM 1 - Financial Statements

     Consolidated Balance Sheets ....... .................................   3

     Consolidated Statements of Income (Loss) ............................   4

     Consolidated Statements of  Comprehensive Income (Loss) .............   5

     Consolidated Statements of Changes in
      Shareholders' Equity ...............................................   6

     Consolidated Statements of Cash Flows ...............................   7

     Notes to the Consolidated Financial Statements ......................   8

ITEM 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations .......................  12

ITEM 3 - Controls and Procedures .........................................  23


                           PART II - OTHER INFORMATION

Other Information ........................................................  24

Signatures ...............................................................  25

Exhibits .................................................................  26






--------------------------------------------------------------------------------
                                       2

                                   CONSOLIDATED BALANCE SHEETS
                           September 30, 2004 and December 31, 2003

-----------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
                                                                      September 30,     December 31,
                                                                          2004               2003
                                                                          ----               ----
ASSETS

     Cash and due from banks                                         $   5,475,225      $  10,134,534
     Merrill Lynch money market fund                                       553,445            508,695
                                                                     -------------      -------------
         Total cash and cash equivalents                                 6,028,670         10,643,229
     Loans held for sale                                                 7,360,525                 --
     Securities available for sale, at fair value                       24,114,086         26,247,238
     Loans receivable, net                                              73,709,760         80,882,658
     Federal Home Loan Bank stock                                          658,700            639,100
     Premises and equipment, net                                         3,297,826          3,474,160
     Accrued interest receivable                                           574,621            566,309
     Cash surrender value of life insurance                              2,350,860          2,284,990
     Other assets                                                        2,209,007            724,445
                                                                     -------------      -------------

                                                                     $ 120,304,055      $ 125,462,129
                                                                     =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities
         Noninterest-bearing deposits                                $   8,078,532      $   7,753,907
         Interest-bearing deposits                                     100,121,771        103,241,721
                                                                     -------------      -------------
              Total deposits                                           108,200,303        110,995,628
         Other liabilities                                                 812,120            441,249
                                                                     -------------      -------------
              Total liabilities                                        109,012,423        111,436,877

     Shareholders' Equity
         Common stock; par value $0.01 per share; shares
          authorized:  4,000,000; shares issued: 799,110                     7,991              7,991
         Additional paid-in capital                                      7,624,266          7,559,313
         Retained earnings                                               6,962,946          9,781,499
         Treasury stock, at cost; 149,000 shares                        (2,728,688)        (2,728,688)
         Unearned ESOP shares                                             (325,950)          (372,510)
         Unearned restricted stock awards                                 (134,530)          (134,530)
         Accumulated other comprehensive income,
              net of tax of $(58,935) at 2004 and $(45,242) in 2003       (114,403)           (87,823)
                                                                     -------------      -------------
              Total shareholders' equity                                11,291,632         14,025,252

                  Total liabilities and shareholders' equity         $ 120,304,055      $ 125,462,129
                                                                     =============      =============


       The accompanying notes are an integral part of these consolidated financial statements.

-----------------------------------------------------------------------------------------------------

                                               3


                                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        Three Months and Nine Months Ended September 30, 2004 and 2003
                                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended                      Nine Months Ended
                                                         September 30,                          September 30,
                                                -----------------------------           ------------------------------
                                                    2004             2003                  2004               2003
                                                    ----             ----                  ----               ----
INTEREST INCOME
     Loans, including fees                      $ 1,306,946       $ 1,590,877           $ 4,035,128        $ 5,009,295
     Taxable securities                             209,457           152,753               610,226            516,849
     Tax exempt securities                           39,042            26,194                77,402             71,749
     Overnight deposit                                4,741            18,424                37,851             58,843
                                                -----------       -----------           -----------        -----------
                                                  1,560,186         1,788,248             4,760,607          5,656,736
                                                -----------       -----------           -----------        -----------

INTEREST EXPENSE
     Deposits                                       454,612           555,623             1,373,628          1,864,182
                                                -----------       -----------           -----------        -----------

NET INTEREST INCOME                               1,105,574         1,232,625             3,386,979          3,792,554

Provision for loan losses                           180,000           195,000               540,000            690,000
                                                -----------       -----------           -----------        -----------

NET INTEREST INCOME
     AFTER PROVISION FOR LOAN LOSSES                925,574         1,037,625             2,846,979          3,102,554

NONINTEREST INCOME
     Net securities gains                                --             8,996                75,314            193,606
     Service charges                                118,889           152,867               348,532            379,454
     Other                                           11,549            75,718                83,340            167,014
                                                -----------       -----------           -----------        -----------
                                                    130,438           237,581               507,186            740,074
                                                -----------       -----------           -----------        -----------

NONINTEREST EXPENSE
     Salaries and benefits                          487,502           504,001             1,513,507          1,487,801
     Deposit insurance premiums                       3,974            11,609                12,537             41,963
     Occupancy and equipment                         99,755           130,968               317,100            312,861
     Data processing                                 96,040           152,600               284,804            509,758
     Franchise tax                                   33,087            35,468               101,380            103,062
     Advertising expense                             19,080            13,900                61,256             63,652
     Professional fees                               79,392            76,478               240,047            242,617
     Loss on loans                                4,406,647                --             4,406,647                 --
     Other                                          197,859           232,885               561,439            625,775
                                                -----------       -----------           -----------        -----------
                                                  5,423,336         1,157,909             7,498,717          3,387,489
                                                -----------       -----------           -----------        -----------

INCOME (LOSS) BEFORE INCOME TAX                  (4,367,324)          117,297            (4,144,552)           455,139

Provision for (benefit) income tax               (1,519,963)           23,260            (1,460,567)           109,764
                                                -----------       -----------           -----------        -----------

NET INCOME (LOSS)                               $(2,847,361)      $    94,037           $(2,683,985)       $   345,375
                                                ===========       ===========           ===========        ===========

Basic earnings per common share                 $     (4.67)      $      0.16           $     (4.42)       $      0.56
                                                ===========       ===========           ===========        ===========

Diluted earnings per common share               $     (4.67)      $      0.15           $     (4.42)       $      0.55
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

----------------------------------------------------------------------------------------------------------------------
                                                       4


                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                        Three Months and Nine Months Ended September 30, 2004 and 2003
                                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended                      Nine Months Ended
                                                        September 30,                           September 30,
                                                -----------------------------           ------------------------------
                                                    2004             2003                  2004               2003
                                                    ----             ----                  ----               ----
Net income (loss)                               $(2,847,361)      $    94,037           $(2,683,985)       $   345,375

Other comprehensive income:
   Unrealized gains (losses) arising during
     Period                                         649,523          (266,585)               35,041           (200,911)
   Reclassification adjustment for gains
     included in net income                              --            (8,996)              (75,314)          (193,606)
                                                -----------       -----------           -----------        -----------
                                                    649,523          (275,581)              (40,273)          (394,517)
   Income tax effect                               (220,838)          (93,697)               13,693           (134,136)
                                                -----------       -----------           -----------        -----------

   Other comprehensive income (loss),
     net of tax                                     428,685          (181,884)              (26,580)          (260,381)
                                                -----------       -----------           -----------        -----------
Comprehensive income (loss)                     $(2,418,676)      $   (87,847)          $(2,710,565)       $    84,994
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

----------------------------------------------------------------------------------------------------------------------
                                                         5


                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               Year Ended December 31, 2003 and the Nine Months Ended September 30, 2004
                                                              (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                             Unearned   Accumulated
                                       Additional                               Unearned    Restricted     Other
                             Common     Paid-In      Retained     Treasury        ESOP        Stock    Comprehensive
                              Stock     Capital      Earnings       Stock        Shares       Awards       Income         Total
                              -----     -------      --------       -----        ------       ------       ------         -----

Balance - January 1, 2003   $  7,991  $  7,467,042  $9,485,971  $ (1,683,600)  $ (434,580)  $ (201,794)   $ 147,761   $ 14,788,791

Net income                        --            --     477,190            --           --           --           --        477,190
Net unrealized depreciation
   on securities available
   for sale, net of tax of
   $(121,361)                     --            --          --            --           --           --     (235,584)      (235,584)
Treasury Stock acquired -
   55,000 shares                  --            --          --    (1,045,088)          --           --           --     (1,045,088)
Cash dividend - $0.28 per
   share                          --            --    (181,662)           --           --           --           --       (181,662)
Stock-based compensation          --        92,271          --            --       62,070       67,264           --        221,605
                            --------  ------------  ----------  ------------   ----------   ----------    ---------   ------------

Balance, December 31, 2003     7,991     7,559,313   9,781,499    (2,728,688)    (372,510)    (134,530)     (87,823)    14,025,252

Net income (loss)                 --            --  (2,683,985)           --           --           --           --     (2,683,985)
Net unrealized depreciation
   on securities available
   for sale, net of tax of
   $(13,693)                      --            --          --            --           --           --      (26,580)       (26,580)
Cash dividend - $0.21 per
   share                          --            --    (134,568)           --           --           --           --       (134,568)
Stock-based compensation          --        64,953          --            --       46,560           --           --        111,513
                            --------  ------------  ----------  ------------   ----------   ----------    ---------   ------------

Balance, September 30, 2004 $  7,991  $  7,624,266  $6,962,946  $ (2,728,688)  $ (325,950)  $ (134,530)   $(114,403)  $ 11,291,632
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


-----------------------------------------------------------------------------------------------------------------------------------
                                                                 6


                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Nine Months Ended September 30, 2004 and 2003
                                              (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                --------------------------------
                                                                                    2004              2003
                                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                          $ (2,683,985)      $    345,375
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                198,037            182,918
         Provision for loan losses                                                   540,000            690,000
         Stock dividend on Federal Home Loan Bank stock                              (19,600)           (18,400)
         Net premium amortization (discount accretion)                               106,147            152,820
         Net securities gains                                                        (75,314)          (193,606)
         ESOP expense                                                                111,513            101,200
         Restricted stock award expense                                               50,449             80,299
         Change in other assets and liabilities                                   (8,585,156)           (17,179)
                                                                                ------------       ------------

     Net cash from operating activities                                          (10,357,909)         1,323,427
                                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of:
         Securities available for sale                                           (11,193,394)       (34,204,072)
Premises and equipment                                                               (21,703)          (379,990)
     Proceeds from:
         Sale of securities available for sale                                     4,549,769         15,987,916
         Calls, maturities and principal repayments of securities
          available for sale                                                       8,705,673          8,217,854
         Sale of fixed assets                                                             --              5,550
     Net change in loans                                                           6,632,898         11,604,226
                                                                                ------------       ------------

              Net cash from investing activities                                   8,673,243          1,231,484
                                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in:
         Deposits                                                                 (2,795,325)        (2,936,254)
         Cash dividend paid                                                         (134,568)          (136,323)
         Purchase of treasury stock                                                       --         (1,045,088)
                                                                                ------------       ------------

              Net cash from financing activities                                  (2,929,893)        (4,117,665)
                                                                                ------------       ------------

Net change in cash and cash equivalents                                           (4,614,559)        (1,562,754)

Cash and cash equivalents at beginning of the year                                10,643,229         16,320,500
                                                                                ------------       ------------

Cash and cash equivalents at end of the period                                  $  6,028,670       $ 14,757,746
                                                                                ============       ============

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                               $  1,378,833       $  1,856,084
         Income taxes                                                                133,189            288,576

Non-cash transactions
         Transfer of loans to real estate owned                                           --            126,195
         Transfer of loans to loans held for sale                                  7,360,525                 --



              The accompanying notes are an integral part of these consolidated financial statements.

----------------------------------------------------------------------------------------------------------------
                                                    7

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)
--------------------------------------------------------------------------------

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

                                                       THREE MONTH PERIOD          NINE MONTH PERIOD
                                                       ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                       -------------------         -------------------
                                                      2004            2003         2004           2003
                                                      ----            ----         ----           ----
Weighted average shares outstanding - Basic          609,911         599,042      607,212       611,244
Effect of stock options                                  N/A          18,978          N/A        15,128
Effect of non-vested stock awards                        N/A           3,108          N/A         2,318
                                                     -------         -------      -------       -------
Net Effect of stock options and non-vested
   stock awards                                          N/A          22,086          N/A        17,446
Weighted average shares outstanding - Diluted        609,911         621,128      607,212       628,690
                                                     =======         =======      =======       =======

Due to the fact that a net loss was incurred, there is no dilutive impact of the options or stock awards.

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

                                                             Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                             2004           2003          2004           2003
                                                             ----           ----          ----           ----
     Reported net income                                $(2,847,361)       $94,037   $(2,683,985)       345,375
     Pro forma impact                                        (9,725)        (9,725)      (29,175)       (29,175)
                                                        ------------       -------   -----------       --------
     Pro forma net income                               $(2,857,086)       $84,312    (2,713,160)       316,200
                                                        ============       =======   ===========       ========

     Reported basic earnings per common share                $(4.67)         $0.16        $(4.42)         $0.56
     Pro forma impact                                         (0.02)         (0.02)        (0.03)         (0.03)
                                                             -------        ------        ------         ------
     Pro forma basic earnings per common share                (4.69)          0.14         (4.45)          0.53
                                                             =======        ======        ======         ======

     Reported diluted earnings per common share               (4.67)          0.15         (4.42)          0.55
     Pro forma impact                                         (0.01)         (0.01)        (0.03)         (0.03)
                                                             -------        ------        ------         ------
     Pro forma diluted earnings per common share             $(4.68)         $0.14        $(4.45)         $0.52
                                                             =======        ======        ======         ======

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Lawrence Financial Holdings, Inc. at September 30, 2004, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by US GAAP. Lawrence Financial Holdings, Inc.'s Annual Report for the year ended December 31, 2003, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

NOTE 2 - REGULATORY  CAPITAL  REQUIREMENTS

        The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and regulatory framework for prompt-corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At September 30, 2004 and December 31, 2003, management believes the Bank complied with all regulatory capital requirements. At September 30, 2004, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. Management is unaware of any events or circumstances that would change the Bank's classification since this time.

--------------------------------------------------------------------------------

        The Bank's actual capital levels and minimum required levels were as follows:

                                                                                                   Minimum
                                                                                                Required to be
                                                                Minimum Required            Well Capitalized Under
                                                                   for Capital                 Prompt Corrective
                                           Actual               Adequacy Purposes             Action Regulations
                                           ------               -----------------             ------------------
(dollars in thousands)              Amount        Ratio       Amount          Ratio           Amount        Ratio
                                    ------        -----       ------          -----           ------        -----
September 30,2004:
-----------------
Total capital (to risk-
 weighted assets)                  $ 10,818       12.70%      $  6,814         8.0%         $   8,518       10.0%
Tier 1 (core) capital (to
 risk-weighted assets)             $ 10,216       11.99%      $  3,408         4.0%         $   5,112        6.0%
Tier 1 (core) capital (to
 adjusted total assets)            $ 10,216        8.48%      $  4,819         4.0%         $   6,023        5.0%


December 31,2003:
----------------
Total capital (to risk-
 weighted assets)                  $ 13,521       16.39%      $  6,600         8.0%         $   8,250       10.0%
Tier 1 (core) capital (to
 risk-weighted assets)               12,803       15.52          3,300         4.0              4,950        6.0
Tier 1 (core) capital (to
 adjusted total assets)              12,803       10.18          5,031         4.0              6,289        5.0

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


--------------------------------------------------------------------------------

NOTE 3 - ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING LOANS

Activity in the allowance for loan losses is as follows:

                                                                       Nine Months Ended
                                                                          September 30,
                                                                      2004           2003
                                                                    ---------      ---------
                               (Dollars in Thousands)
         Beginning Balance ......................................     $1,014         $1,111
         Provision for Loan Losses ..............................        540            690
         Charge Offs ............................................      (751)           (807)
         Recoveries .............................................         16             30
                                                                      ------         ------
         Ending Balance .........................................       $819         $1,024
                                                                      ======         ======

The following table shows the components of non-performing assets at:

                                                                September 30,     December 31,
                                                                    2004              2003
                                                                ------------     ------------
                            (Dollars in Thousands)
         Non-Accrual Loans .................................           $754              $340
         Loans 90 days or more past due
           and still accruing interest .....................            989             1,492
                                                                     ------            ------
           Total Non-Performing Loans ......................          1,743             1,832
                                                                     ------            ------
         Other Real Estate Owned ...........................             45               234
         Total Non-Performing Assets .......................         $1,788            $2,066
                                                                     ======            ======
         Non-performing loans to total loans ...............           2.34%             2.24%
         Non-Performing assets to total loans plus                     2.39%             2.52%
            other real estate owned ........................
         Allowance for credit losses to total                         45.83%            55.37%
            non-performing loans ...........................
         Loans 90 days or more past due and                            1.01%             1.82%
            not on non-accrual to total loans ..............

NOTE 3 - SUBSEQUENT EVENTS

        On October 12, 2004, Lawrence Financial entered into an Agreement and Plan of Merger with Oak Hill Financial, Inc. ("Oak Hill Financial") pursuant to which Lawrence Financial will merge with and into Oak Hill Financial and each share of Lawrence Financial common stock will be exchanged for either $23.75 in cash or shares of Oak Hill Financial common stock. The merger is subject to regulatory approval and the approval of Lawrence Financial shareholders.


--------------------------------------------------------------------------------

ITEM  2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------

                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                                  --------------------           --------------------
                                                  2004            2003           2004            2003
                                                  ----            ----           ----            ----
SIGNIFICANT RATIOS:
Net income (loss) to
    Average total assets                         (9.15)%          0.28%         (2.85)%          0.34%
   Average stockholders' equity                 (81.88)           2.60         (25.17)           3.26
Net Interest Margin                               3.80            4.02           3.93            4.07
Average net loans to average deposits            83.48           79.18          79.47           79.31
Average stockholders' equity to
   average total assets                          11.17           10.35          11.10           10.41
Capital ratios
    Tier I capital - Bank Only                   12.70            9.75          12.70            9.75
  Risk-based capital - Bank Only                  8.48           15.96           8.48           15.96


-------------------------------------------------------------------------------------------------------

PER SHARE DATA:
Earnings per weighted average share
    Basic                                      $ (4.67)           0.16        $ (4.42)           0.56
    Diluted                                      (4.67)           0.15          (4.42)           0.55
Weighted average shares outstanding
    Basic                                      609,911         599,042        607,212         611,244
   Diluted                                     609,911         621,128        607,212         628,690
Total shares outstanding at end of period      650,110         650,110        650,110         650,110
Cash dividends per share                       $  0.07            0.07        $  0.21            0.21
Book value per share at end of period          $ 17.37           21.21        $ 17.37           21.21
Market price at end of period
     Source:  NASDAQ.com                       $ 22.00           23.00        $ 22.00           23.00

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

RECENT DEVELOPMENTS

        On October 12, 2004, Lawrence Financial entered into an Agreement and Plan of Merger with Oak Hill Financial, Inc. ("Oak Hill Financial") pursuant to which Lawrence Financial will merge with and into Oak Hill Financial and each share of Lawrence Financial common stock will be exchanged for either $23.75 in cash or shares of Oak Hill Financial common stock. The merger is subject to regulatory approval and the approval of Lawrence Financial shareholders.



--------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

        Total assets decreased $5.2 million, or 4%, to $120.3 million at September 30, 2004 when compared to the balances at December 31, 2003. At September 30, 2004, net loans receivable had decreased $7.2 million, or 9%, when compared to the balances at December 31, 2003. Direct and indirect consumer loans increased $7.5 million, or 41%, real estate loans decreased by $2.5 million, or 6%, indirect mobile home loans decreased $14.3 million, or 98%, and commercial loans increased $1.9 million, or 20% at September 30, 2004. The allowance for loan losses at September 30, 2004 was $819,000. The growth in the direct and indirect loan portfolio resulted primarily from the purchase of $5.0 million in auto loans, in addition to the origination of $1.7 million in indirect auto loans. Indirect mobile home loans decreased as a they were deemed available for sale at September 30, 2004 and written down to market value. The sale of the indirect mobile home loan portfolio was a condition to the agreement with Oak Hill Financial. The growth in the commercial loan portfolio was due primarily to the origination of one commercial loan participation with a local commercial bank. Lawrence Federal's long term investments, held in the form of securities, decreased by $2.0 million or 8%, when comparing September 30, 2004 balances to December 31, 2003. During the first nine months of 2004 Lawrence Financial's available cash and cash equivalents decreased to $6.0 million, a decrease of $4.6 million, or 43%. This decrease was primarily due to the increase in loan volume.

        Other assets increased $1.5 million when compared to balances at December 31, 2003. This was a direct result of the benefit for income tax expense being recorded on the loss from the write down of the mobile home loan portfolio.

        Compared to December 31, 2003, deposits decreased $305,000 or 1%, to $110.7 million at September 30, 2004.

        Equity decreased $2.7 million, or 19%, to $11.3 million at September 30, 2004 when compared to December 31, 2003. During the period ended September 30, 2004, retained earnings decreased $2.8 million as a result of the net loss for the period and decreased as a result of the payment of $135,000 in cash dividends to the shareholders. In addition to these changes, accumulated other comprehensive income decreased $27,000 as a result of the net unrealized depreciation in the investments portfolio.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2004 AND 2003

        GENERAL. For the three months ended September 30, Lawrence Financial reported a net loss of $2.8 million for 2004 compared to net income of $94,000 for 2003. For the nine month period ended September 30, Lawrence Financial reported a net loss of $2.7 million for 2004 compared to net income of $345,000 for 2003. The loss in 2004 was the result of writing down the indirect mobile home loan portfolio to market value in connection with its sale. Return on average assets was (9.15)% and (2.85)% for the third quarter and first nine months of 2004, respectively, compared to 0.28% and 0.34% for the same two periods in 2003. Return on average equity was (81.88)% and (25.17)% for the third quarter and first nine months of 2004, respectively, compared to 2.60% and 3.26% for the same two periods in 2003. Net interest income decreased $127,000, or 10%, during the third quarter and decreased $406,000, or 11%, for the nine month period ending September 30. Noninterest income decreased $107,000, or 45%, during the third quarter and $233,000, or 31%, for the nine month period ending September 30. Offsetting the decrease in net interest income was a $15,000 or 8% decrease in the provision for loan losses for the quarter ended September 30, and a $150,000 or 22% decrease in the provision for loan losses for the nine months ended September 30. Offsetting the decrease in net interest and noninterest income was a $141,000, or 12%, decrease in noninterest expense for the quarter ended September 30 and a $295,000, or 9%, decrease in noninterest expense for the nine months ended September 30. The Company experienced a $26,000 or 2% increase in salaries, wages and benefits during the first nine months of 2004 when compared to the same period of 2003. This increase was a result of the creation of the operation and proof areas within the Company's banking subsidiary and increased medical insurance costs, as well as other related costs. The Company has determined that the 2004 salaries and wages will be held at the 2003 levels to help offset the rising benefit costs. Data processing costs decreased $225,000, or 44%, when compared to the same period in 2003, with $80,000 of the decrease directly related to

--------------------------------------------------------------------------------
the costs incurred for preparation of the data processing conversion the Company underwent in July 2003.

        INTEREST INCOME. Interest income decreased $228,000, or 13%, for the quarter compared to the same quarter in 2003 and decreased $896,000, or 16%, for the first nine months of 2004 compared to the first nine months of 2003. Interest income on loans decreased $284,000, or 18%, and decreased $974,000, or 19%, for the quarter and nine months ended September 30 respectively. These decreases were primarily a result of a decline in the balance of the loan portfolio and as a result of a decrease in the yield on the portfolio. Interest income on long-term investments increased $21,000, or 11%, for the quarter and increased $78,000, or 11%, for the nine months ended September 30 primarily as a result of a larger average balance being carried by the Company during 2004. The average yield on interest-earning assets declined to 5.40% for the quarter and 5.53% for the nine months ended September 30, 2004, from 5.80% and 6.05% for the same two periods in 2003, as lower yielding long term investments became a higher percentage of interest earning assets.

        INTEREST EXPENSE. Interest expense decreased $101,000, or 18%, for the quarter compared to the same quarter in 2003 and decreased $491,000, or 26%, for the first nine months of 2004 compared to the first nine months in 2003. The decrease in interest expense for the quarter and nine months ending September 30, 2004, was a direct result of a decline in the rates paid on deposits. The average cost of interest-bearing liabilities was 1.79% for the quarter and 1.79% in the first nine months of 2004 compared to 2.00% and 2.14% for the same periods in 2003, primarily as a result of lower market rates on certificates of deposits and a change in the mix of deposits with a higher percentage of deposit dollars being made up from lower cost funding sources.

        PROVISION FOR LOAN LOSSES. Activity in the allowance for loan losses (the "Allowance") consists of increases due to monthly provisions for loan losses and decreases for monthly charge offs, net of recoveries. Management analyzes the adequacy of the allowance balance at least quarterly by determining its estimate of probable losses in the loan portfolio and comparing that estimate to the allowance's balance. Management calculates its estimate of probable losses primarily by applying expected loss percentages to classified loans and homogeneous loan categories. The impact of these events are described in more detail below as part of the discussion comparing the third quarter of 2004, to the fourth quarter 2003 and the third quarter of 2003.

        The provision for loan losses was $180,000 for the third quarter of 2004 which represents a decrease of $15,000, or 8%, from the provision of $195,000 recorded for the same period in 2003. The decrease in provision was driven, in part, by management's evaluation of historic trends and estimates regarding charge-offs.

        The Bank expensed $540,000 of provision for loan loss for the first nine months of 2004, compared to $690,000 for the same period of 2003. While the provision for loan loss has been reduced from the same period in 2003 as a direct result of the continued efforts in the collection department, management has determined that the current level is adequate considering the current charge off experiences.

        During the nine month period ended September 30, 2004, the Company had net charge-offs of approximately $735,000, compared to $777,000 for the nine month period ended September 30, 2003. At September 30, 2004, the Company had a ratio of Allowance for Loan Loss to gross loans of 1.00% compared to 1.20% on the same date in 2003.

        Non-performing assets totaled $1.79 million at September 30, 2004, or 1.50% of assets. Of the $1.79 million in non-performing assets, $989,000 were loans which are 90 days or more past due and still accruing interest and $754,000 were loans in a non-accrual status. Non-performing indirect mobile home loans made up $173,000 of the loans that were 90 days or more past due and still accruing interest and $254,000 of the loans that are carried in a non-accrual status. At December 31, 2003, non-performing assets totaled $2.07 million or 1.65% of assets. Of the $2.07 million, $1.49 million were loans which are 90 days or more past due and still accruing interest and $340,000 were loans in a non-accrual status. At December 31, 2003, non-performing indirect mobile home loans made up $569,000 of the loans that were 90 days or more past due and still accruing interest and $229,000 of the loans that are carried in a non-accrual status.

--------------------------------------------------------------------------------

        Allowance for loan losses totaled $819,000 at September 30, 2004 and $1.0 million at September 30, 2003. At September 30, 2004, Lawrence Federal's allowance for loan losses represented 1.10% of total gross loans and 46% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected. Furthermore, while Lawrence Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Lawrence Federal's loan portfolio, will not request Lawrence Federal to increase its future provisions for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Lawrence Federal's financial condition and results of operations.

        Management continues to monitor closely the risk characteristics of the loan portfolio, local economic conditions and, as stated earlier, will consider these factors when evaluating the appropriate amount of provision and allowance for loan losses. Management believes the allowance to be adequate at September 30, 2004.












--------------------------------------------------------------------------------

NONINTEREST INCOME. The following table shows the components of noninterest income and the dollar and percentage change from the three months ended September 30, 2004 to the same period in 2003 and the nine months ending September 30, 2004 to the same period in 2003.


                                                            Quarters Ended
                                                                                     Dollar      Percentage
                                                        09/30/04      09/30/03       Change         Change
                                                       ------------  -----------  ------------  -------------
                   (Dollars in Thousands)
    Net securities gains (losses) ...................        $  --         $  9        $  (9)           N/M
    Service charges .................................          119          152          (33)           (22)%
    Other ...........................................           11           75          (64)           (85)%
                                                             -----         ----        -----
      Total .........................................        $ 130         $236        $(106)           (45)%
                                                             =====         ====        ======

        There were no securities sold during the third quarter ended September 30, 2004 to create gains or losses. The decrease in service charge income for the quarter was a direct result of the decrease in NSF and Overdraft fees as a result of account holders maintaining their accounts. In the Other category income earned on the cash surrender value of life insurance was down $16,000 for the quarter ended September 30, 2004 when compared to the same period of 2003 as well as other items experiencing various decreases.

                                                          Nine Months Ended
                                                                                     Dollar      Percentage
                                                        09/30/04      09/30/03       Change         Change
                                                       ------------  -----------  ------------  -------------
                   (Dollars in Thousands)
    Net securities gains (losses) ...................        $  75         $194        $(119)           N/M
    Service charges .................................          349          378          (29)           (8)%
    Other ...........................................           83          168          (85)          (51)%
                                                             -----         ----        -----
      Total .........................................        $ 507         $740        $(233)          (32)%
                                                             =====         ====        =====

        Net securities gains recognized in the first nine months of 2003 were not duplicated in the same period of 2004. There were no sales of securities during the third quarter of 2004. During the first nine months of 2003, management had determined that there were investments being held that should be sold due to market conditions. These conditions were no longer present during the same period in 2004, resulting in fewer sales of securities and the related gains. The decrease in service charge income for the quarter was a direct result of a decrease of $21,000 in NSF and Overdraft fees as a result of account holders maintaining their accounts. The decrease in "Other" was primarily due to a $47,000 decrease in income earned on the cash surrender value of bank owned life insurance.






--------------------------------------------------------------------------------

NON-INTEREST EXPENSE. The following tables show the components of noninterest expense and the dollar and percentage change from the three months ended September 30, 2004 to the same period in 2003 and the nine months ending September 30, 2004 to the same period in 2003.

                                      Quarters Ended

                                                           Dollar    Percentage
                                   09/30/04   09/30/03     Change      Change
                                   ---------  ---------   --------  ------------

      (Dollars in Thousands)

Salaries and benefits ............     $488       $504       $(16)         (3)%
Deposit insurance premiums .......        4         12         (8)        (66)%
Occupancy and equipment ..........      100        131        (31)        (24)%
Data processing ..................       96        153        (57)        (37)%
Franchise tax ....................       33         35         (2)         (6)%
Advertising expense ..............       19         14           5          36%
Professional fees ................       79         77           2           3%
Other ............................      198        232         (34)        (15)%
                                        ---        ---        ----
      Total ......................   $1,017     $1,158       $(141)        (12)%
                                     ======     ======       ======

        Non-interest expense decreased $141,000, or 12%, for quarter ended September 30, 2004, as compared to the same period in 2003. One of the primary reasons for this involves the $57,000 decrease in expenses related to the data processing function of the Bank. This is a result of the successful conversion to a new data processor which was completed during the third quarter of 2003. In the other expense category, the company has experienced decreases in: printing and supplies; various expenses related to the collection of delinquent mobile home loans; and other various non-interest expenses.

                                    Nine Months Ended
                                                           Dollar    Percentage
                                   09/30/04   09/30/03     Change      Change
                                   ---------  ---------   --------  ------------

     (Dollars in Thousands)

Salaries and benefits ............   $1,514      $1,488       $26           2%
Deposit insurance premiums .......       13          42       (29)        (69)%
Occupancy and equipment ..........      317         313         4           1%
Data processing ..................      285         510      (225)        (44)%
Franchise tax ....................      102         103        (1)         (1)%
Advertising expense ..............       61          64        (3)         (5)%
Professional Fees ................      240         243        (3)         (1)%
Other ............................      560         625       (65)        (10)%
                                     ------      ------     -----
      Total ......................   $3,092      $3,388     $(296)         (9)%
                                     ======      ======     ======

        Non-interest expense decreased $296,000, or 9%, for the nine months ended September 30, 2004, as compared to the same period in 2003. The increase in salaries and benefits for the nine months ended September 30, 2004 compared to the same period in 2003 reflects the addition of employees in the loan collection, loan review, internal audit and operations departments within the Company's banking subsidiary. The decrease in data processing is the direct result of the successful conversion of data processors which was completed during the third quarter of 2003. In the other category the Company has also experienced decreases in: printing and supplies; expenses directly related to the collection of delinquent mobile home loans; and other non-interest expenses.


-------------------------------------------------------------------------------

        INCOME TAX EXPENSE. The provision (benefit) for income tax was $(1.5) million for the three months ended September 30, 2004, compared to $23,000 in the same period for 2003 and $(1.5) million for the nine months ended September 30, 2004, compared to $110,000 in the same period for 2003. The benefit in 2004 was a direct result of the loss on sale of mobile home loans and the net operating loss generated by the company. The effective tax rate for the quarter ended September 30, 2004 was 35.0% compared with 19.8% for the same period in 2003 and for the nine months ended September 30, 2004 was 35.0% compared with 24.1% for the same period in 2003.
















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

                                       --------------------------------------------------------------------------
                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------------------------------------------------
                                                      2004                                     2003
                                       ---------------------------------        ---------------------------------
    (DOLLARS IN THOUSANDS)              AVERAGE     INTEREST    AVERAGE          AVERAGE     INTEREST    AVERAGE
                                        BALANCE                  YIELD/          BALANCE                  YIELD/
                                                                 RATE                                      RATE
                                       ---------   ----------  ---------        ---------   ----------  ---------
Interest-earning assets:
  Loans (1) .........................   $ 79,928       $2,728      6.85%         $ 95,030       $3,418      7.22%
  Securities (2) ....................     25,490          439      3.67%           22,514          411      3.95%
  Short term  investments ...........      9,441           33      0.07%            9,154           39      0.09%
                                        --------           --                    --------           --

Interest-earning assets:
   Loans (1) ........................   $ 81,441       $4,035      6.61%          $92,498       $5,009      7.23%
   Securities (2) ...................     25,821          688      3.82%           23,559          591      3.65%
   Short term investments ...........      7,062           38      0.71%            9,672           56      0.78%
                                        --------           --                    --------           --
  Total interest-earning assets .....    114,324        4,761      5.53%          125,729        5,656      6.05%
Non-interest-earning assets .........     11,321                                    9,974
                                        --------                                 --------
         Total assets ...............   $125,645                                 $135,703
                                        ========                                 ========

Interest-bearing liabilities:
   Deposits:
      Passbook accounts .............   $ 27,354          101      0.50%         $ 32,452          259      1.07%
      NOW accounts ..................     19,767          173      1.17%           14,674           66      0.60%
      Certificates of deposit .......     55,360        1,100      2.65%           68,516        1,532      2.99%
                                        --------        -----                    --------       -----
         Total deposits .............    102,481        1,374      1.79%          116,633        1,864      2.14%
   FHLB advances ....................         --           --        --                --           --        --
   FHLB advances ....................         --           --        --                --           --        --
         Total interest-bearing
            liabilities .............    102,481        1,374      1.79%          116,633        1,864      2.14%
Non-interest-bearing
   liabilities ......................      9,217                                    4,947
         Total liabilities...........    111,698                                  121,580
Total retained earnings .............     13,947                                   14,123
                                        --------                                 --------
         Total liabilities and
            retained earnings........   $125,645                                 $135,703
                                        ========                                 ========

   Net interest-earning assets ......   $ 11,843                                 $  9,097
                                        ========                                 ========
   Net interest income/interest
      rate spread (3) ...............                  $3,387      3.74%                        $3,792      3.91%
                                                       ======                                   ======

   Net interest margin (4) ..........                    3.93%                                    4.07%
   Ratio of interest-earning assets
      to interest-bearing
      liabilities ...................     111.56%                                  107.79%

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


--------------------------------------------------------------------------------

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

        QUALITATIVE ASPECTS OF MARKET RISK. Lawrence Federal's most significant form of market risk is interest rate risk. The principal objectives of Lawrence Federal's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given Lawrence Federal's business strategy, operating environment, capital, liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. Lawrence Federal has an Asset/Liability Committee (ALCO), responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The ALCO is actively involved in reviewing the mix, volume and pricing strategies associated with managing the Bank's balance sheet and interest rate risk. During the first nine months of 2004 management has utilized several internal reports to better analyze the current financial position of the Bank, and the Company, and to identify historic trends in both entities. However, management is aware that the movement of interest rates is an uncertainty which could have a negative impact on the earnings of Lawrence Federal.

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

        QUANTITATIVE ASPECTS OF MARKET RISK. When evaluating interest rate risk Lawrence Federal utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision (the "OTS"), which is supplemented by an internally generated, monthly "Rate-Volume-Variance Report". The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at June 30, 2004, that would occur upon an immediate change in interest rates based on OTS assumptions, but without giving effect to any steps that management might take to counteract that change.


                           NET PORTFOLIO VALUE             NPV AS % OF PORTFOLIO
    CHANGE IN                                                 VALUE OF ASSETS
 INTEREST RATES  --------------------------------------   ----------------------
IN BASIS POINTS       (DOLLARS IN THOUSANDS)                NPV
  (RATE SHOCK)    $ AMOUNT      $ CHANGE      % CHANGE     RATIO    CHANGE (1)
---------------  ----------   ------------   ----------   -------  ------------
      300           14,449        (2,700)       (16)%      11.59%      (168)
      300           12,969        (4,038)       (24)%      10.50%      (265)
      200           14,491        (2,516)       (15)%      11.54%      (162)
      100           15,871        (1,136)        (7)%      12.44%       (71)
     Static         17,007            --         --        13.15%        --
     (100)          17,670           663          4%       13.53%        38

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

        Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At September 30, 2004, cash and short-term investments totaled $6.0 million. Securities classified as available-for-sale totaled $24.1 million.

        Funding is obtained primarily from activity involving deposit accounts and Federal Home Loan Bank advances. In the first nine months of 2004 Lawrence Federal experienced a net decrease in total deposits of $2.8 million since December 31, 2003 compared to a decrease of $2.9 million for the same period in 2003. In addition, at September 30, 2004, Lawrence Federal had the ability to borrow a total of approximately $15 million from the Federal Home Loan Bank of Cincinnati through the use of an existing cash management advance agreement. On that date, Lawrence Federal had no long term advances outstanding. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits.

        Lawrence Federal is subject to various regulatory capital requirements administered by the OTS including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2004, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See the table on page ten (10) of this filing for more detail regarding the Bank's capital position.

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

                        Quarter ended September 30, 2004

PART II - OTHER INFORMATION

Item 1-   Legal Proceedings:
          There are no matters required to be reported under this item.

Item 2-   Unregistered Sales of Equity Securities and Use of Proceeds:


------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------

                                                                                 (c)                              (d)
                                       (a)               (b)         Total Number of Shares (or     Maximum Number (or Approximate
                                 Total Number of    Average Price    Units) Purchased as Part of      Dollar Value) of Shares (or
                                   Shares (or      Paid per Share    Publicly Announced Plans or   Units) that May Yet Be Purchased
            Period              Units) Purchased      (or Unit)               Programs                Under the Plans or Program
------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------
Month #1: July 1, 2004
through July 31, 2004                   0                N/A                     N/A                            15,000
------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------
Month #2: August 1, 2004
through August 31, 2004                 0                N/A                     N/A                            15,000
------------------------------- ------------------ ---------------- ------------------------------ ---------------------------------
Month #3: September 1, 2004
through September 30, 2004              0                N/A                     N/A                          15,000 (1)
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

Item 4-   Submission of Matters to a Vote of Security Holders:
          There were none to be reported under this item.

Item 5-   Other Information:
          There are no matters required to be reported under this item.

Item 6-   Exhibits:

          (a)   Exhibits -

                2.1 - Agreement and Plan of Merger dated as of October 12, 2004 between Oak Hill Financial, Inc. and Lawrence Financial Holdings, Inc. (incorporated by reference to exhibit 2.1 to the Form 8-K filed on October 15, 2004)

                31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                       Officer

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


                                        Lawrence Financial Holdings, Inc.



Date: November 15, 2004                 /s/ Jack L. Blair
     -------------------------------    ----------------------------------------
                                        Jack L. Blair
                                        President and Chief Executive Officer


Date: November 15, 2004                 /s/ RobRoy Walters
     -------------------------------    ----------------------------------------
                                        RobRoy Walters
                                        Executive Vice President and Chief
                                        Financial Officer





--------------------------------------------------------------------------------
                                       25