Form 10KSB
period 2004-12-31
LAWRENCE FINANCIAL HOLDINGS INC
filed 2005-03-31
CIK 1121577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Fiscal Year Ended December 31, 2004

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _________ to __________

                         Commission File Number: 0-31847


                        LAWRENCE FINANCIAL HOLDINGS, INC.
                 (Name of small business issuer in its charter)

    ------------------------------------------------------------------------
                   MARYLAND                           31-1724442
       (state or other jurisdiction of     (IRS employer identification no.)
         incorporation ororganization)

    ------------------------------------------------------------------------
     311 SOUTH FIFTH STREET, IRONTON, OHIO              45638
    (address of principal executive offices)          (zip code)

    ------------------------------------------------------------------------

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                      -----

        The issuer's gross revenues for the fiscal year ended December 31, 2004 were $6,856,000.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates was $15,342,596 based upon the average of the bid and asked price ($23.60 per share) as quoted on the OTC-Bulletin Board on February 28, 2005. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

        The number of shares outstanding of the registrant's common stock as of February 28, 2004 was 650,110.

        DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one):   Yes        No   X
                                                                 -----     -----

INDEX

Part I

                                                                            Page

Item 1.   Description of Business...........................................   3
Item 2.   Description of Property...........................................  29
Item 3.   Legal Proceedings.................................................  29
Item 4.   Submission of Matters to a Vote of Security Holders...............  29

Part II

Item 5.   Market for Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities...........  30
Item 6.   Management's Discussion and Analysis or Plan of Operation.........  31
Item 7.   Financial Statements..............................................  42
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................  42
Item 8a.  Controls and Procedures...........................................  42
Item 8b.  Other Information.................................................  42

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act...............  43
Item 10.  Executive Compensation............................................  45
Item 11.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.................................  49
Item 12.  Certain Relationships and Related Transactions....................  51
Item 13.  Exhibits..........................................................  52
Item 14.  Principal Accountant Fees and Services............................  53

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


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

        Lawrence Financial Holdings, Inc.("Lawrence Financial"), headquartered in Ironton, Ohio, was organized as a Maryland business corporation in August 2000 to become the holding company for Lawrence Federal Savings Bank("Lawrence Federal") in connection with the conversion of Lawrence Federal from mutual to stock form of ownership. The conversion was completed on December 28, 2000. As a result of the conversion, Lawrence Federal is a wholly owned subsidiary of Lawrence Financial and all of the issued and outstanding capital stock of Lawrence Federal is owned by Lawrence Financial.

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

MERGER WITH OAK HILL FINANCIAL, INC.

        On October 12, 2004, Oak Hill Financial, Inc. ("Oak Hill Financial"), the parent company of Oak Hill Banks, and Lawrence Financial entered into an Agreement and Plan of Merger pursuant to which Lawrence Financial will merge with and into Oak Hill Financial. Concurrently with the merger, it is expected that Lawrence Federal will merge with Oak Hill Banks.

Under the terms of the agreement, Lawrence Financial shareholders may elect to receive either $23.75 of Oak Hill Financial common stock or $23.75 in cash in exchange for their shares of Lawrence Financial common stock. The elections of Lawrence Financial shareholders will be subject to the requirement that the stock portion of the merger consideration be at least 50% of the aggregate merger consideration and no more than 52% of the aggregate merger consideration. To the extent they receive shares of Oak Hill Financial, the transaction is expected to be tax-free to Lawrence Financial shareholders.

        The transaction was approved by the shareholders of Lawrence Financial at a meeting held on February 16, 2005 and has received all requisite regulatory approvals. The transaction is expected to close on April 1, 2005.

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

COMPETITION

        Lawrence Federal faces intense competition for the attraction of deposits and origination of loans in its market area. Its most direct competition for deposits has historically come from the several financial institutions operating in Lawrence Federal's market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. Lawrence Federal's competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. At June 30, 2004, which is the most recent date for which data is available from the FDIC, Lawrence Federal held 20% of the deposits in Lawrence County, which is the second highest market share out of nine financial institutions with offices in the county. However, banks owned by U.S. Bancorp and National City Corporation, both of which are large regional bank holding companies, also operate in Lawrence County and have significant market share. Additionally, competition for loans may increase due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. Lawrence Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Some of the institutions with which Lawrence Federal competes are significantly larger than Lawrence Federal and, therefore, have significantly greater resources. Due to its relatively small size, Lawrence Federal has fewer resources to devote to marketing and is less able to take advantage of technological advancements. Competition for deposits and the origination of loans could limit Lawrence Federal's growth in the future.

LENDING ACTIVITIES

        GENERAL. Lawrence Federal's loan portfolio primarily consists of one- to four-family mortgage loans, and a variety of consumer loans. To a lesser degree, Lawrence Federal's loan portfolio includes multi-family and commercial real estate loans.

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

                                   ---------------------------------------------
                                                  AT DECEMBER 31,
                                   ---------------------------------------------
                                           2004                    2003
                                   ---------------------   ---------------------
                                    AMOUNT     PERCENT       AMOUNT    PERCENT
                                              OF TOTAL                 OF TOTAL
                                   ---------- ----------   ---------- ----------
                                              (DOLLARS IN THOUSANDS)

Real estate loans:
   One- to four-family               $36,788      49.3%     $40,001      50.0%
   Multi-family and commercial         9,479      12.7        9,001      11.3
                                      ------    ------       ------     ------
      Total real estate loans         46,267      62.0       49,002      61.3
Consumer loans:
Automobile                            22,910      30.7       14,786      18.5
   Other                               5,399       7.2        3,765       4.7
                                      ------    ------       ------     ------
      Total consumer loans            74,576      99.9       18,551      23.2
                                      ------    ------       ------     ------
Mobile home loans                        100       0.1       12,289      15.5
                                      ------    ------       ------     ------
      Total loans                     74,676     100.0%      79,842     100.0%
                                                ======                  ======
Less:
   Net deferred loan origination
      costs                              124                  2,055
   Allowance for loan losses            (707)                (1,014)
                                     -------                -------
   Total loans, net                  $74,093                $80,883
                                     =======                =======

        The following table presents certain information at December 31, 2004 regarding the dollar amount of loans maturing in Lawrence Federal's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

                                    ----------------------------------------------------------
                                                         AT DECEMBER 31, 2005
                                    ----------------------------------------------------------
                                                      MULTI-
                                       ONE- TO      FAMILY AND      CONSUMER
                                        FOUR-       COMMERCIAL         &             TOTAL
                                        FAMILY      REAL ESTATE    MOBILE HOME       LOANS
                                    -------------  -------------  -------------  -------------
                                                         (IN THOUSANDS)
                                    ----------------------------------------------------------
Amounts due in:
   One year or less                     $4,281           $832         $8,706        $13,819
   After one year:
   More than one year to three years     4,068          2,835         11,813         18,716
   More than three years to five years   3,926          1,910          5,648         11,484
   More than five years to 10 years      8,930          3,079          1,099         13,108
   More than 10 years to 15 years        6,205            745             94          7,044
   More than 15 years                    9,378             78          1,049         10,505
                                       -------         ------        -------        -------
      Total amount due                 $36,788         $9,479        $28,409        $74,676
                                       =======         ======        =======        =======

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

        The following table sets forth, at December 31, 2004, the dollar amount of loans contractually due after December 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

                                         --------------------------------------
                                                DUE AFTER DECEMBER 31, 2005
                                         --------------------------------------
                                            FIXED      ADJUSTABLE      TOTAL
                                         ----------- ------------- ------------
                                                     (IN THOUSANDS)
                                         --------------------------------------
Real estate loans:
   One- to four-family                      $21,666      $10,841      $32,507
   Multi-family and commercial                2,557        6,090        8,647
                                            -------      -------      -------
      Total real estate loans                24,223       16,931       41,154
Consumer and mobile home loans               18,404        1,299       19,703
                                            -------      -------      -------
      Total loans                           $42,627      $18,230      $60,857
                                            =======      =======      =======

        ONE- TO FOUR-FAMILY REAL ESTATE LOANS. Lawrence Federal's primary lending activity is the origination of loans secured by one- to four-family residences located in its market area. Lawrence Federal offers one-year adjustable-rate mortgage loans and fixed-rate mortgage loans. Historically, Lawrence Federal has found that borrowers in its market area have a preference for fixed-rate mortgage loans. At December 31, 2004, approximately 61% of Lawrence Federal's residential mortgage loans had fixed interest rates and 39% had adjustable interest rates.

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

        At December 31, 2004, Lawrence Federal's commercial real estate loans were secured by a variety of properties, including retail and small office properties, hotels and churches. At December 31, 2004, Lawrence Federal's largest commercial real estate loan had an outstanding balance of $1,547,000. The loan is secured by a real estate mortgage and personal guarantees. At December 31, 2004, this loan was performing according to its original terms.

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

        MOBILE HOME LOANS. From 1976 through April 2002, Lawrence Federal originated mobile home loans on an indirect basis through Lanco Services, Inc., a company that specializes in mobile home lending. Increasing delinquency trends and an overall decline in the market for the resale of used mobile homes lead Lawrence Federal to cease originating direct and indirect mobile home loans. In the 4th Quarter of 2004, the mobile home loan portfolio was sold as a condition of the plan of merger with Oak Hill Financial, Inc.


        CONSUMER LOANS. Lawrence Federal offers a variety of consumer loans, including automobile loans, other secured loans, home equity credit lines, second mortgage loans, and unsecured personal loans. Lawrence Federal sold its credit card portfolio in November 2002.

        Lawrence Federal offers fixed-rate automobile loans with terms of up to 72 months. Loan-to-value ratios and maximum loan terms vary depending on the age of the vehicle. Lawrence Federal originates automobile loans through approximately 15 automobile dealers in southern Ohio, western West Virginia and northeastern Kentucky. These dealers provide Lawrence Federal applications to finance new and used vehicles sold by their dealerships. Lawrence Federal has the opportunity to accept or reject each loan. Generally, Lawrence Federal makes automobile loans only to borrowers who have higher credit ratings. Lawrence Federal does not make automobile loans that would be considered "sub-prime." Lawrence Federal pays a fee to the automobile dealer based on the interest rate on the loan. This fee, or dealer reserve, is deposited into an account at Lawrence Federal and paid to the dealer monthly. If a loan is paid off or charged off within a specified time period, Lawrence Federal is credited with a portion of the dealer reserve, which it may withhold from the dealer's account or credit against future payments to the dealer. At December 31, 2004, Lawrence Federal held $13.7 million of indirect auto loans.

        Lawrence Federal also originates consumer loans secured by boats, motorcycles, campers, motor homes and other recreational vehicles. These loans have fixed interest rates and terms of up to five years. At December 31, 2004, Lawrence Federal had $8.2 million of such loans.

        Lawrence Federal offers home equity lines of credit and second mortgage loans. At December 31, 2004, these loans totaled $2.2 million. The underwriting standards applicable to these loans generally are the same as for one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 89% of the appraised value of the property.

        Lawrence Federal makes unsecured personal loans in amounts generally not in excess of $10,000. Lawrence Federal also provides overdraft protection on checking accounts. At December 31, 2004, unsecured loans totaled $585,000.

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

        LOANS TO ONE BORROWER. The maximum amount that Lawrence Federal may lend to one borrower is limited by regulation. At December 31, 2004, Lawrence Federal's regulatory limit on loans to one borrower was $2.18 million. At that date, Lawrence Federal's largest amount of loans to one borrower, including the borrower's related interests, was approximately $1.5 million and consisted of commercial real estate loans. These loans were performing according to their original terms at December 31, 2004.

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

                                                     -----------------------
                                                              YEAR
                                                       ENDED DECEMBER 31,
                                                     -----------------------
                                                        2004        2003
                                                     ------------ ----------
                                                         (IN THOUSANDS)
                                                     -----------------------

Loans at beginning of period                           $79,842    $94,925
Originations:
Real estate loans:
One- to four-family                                      7,608      6,360
Multi-family and commercial                              1,814      3,464
                                                       -------    -------
       Total real estate loans                           9,422      9,824
Consumer:
   Automobile                                            4,657      5,456
   Other                                                 5,714      2,209
                                                       -------    -------
       Total loans originated                           19,793     17,489

Automobile  loans purchased                              5,080         --
Participation loans purchased                            1,422      2,251
Deduct:
      Principal loan repayments
      and prepayments                                   19,689     34,575
      Sale of Mobile Home Loans                         11,557         --
      Transfers to REO                                     215        248
                                                       -------    -------
       Sub-total                                        31,461     34,823
                                                       -------    -------
Net loan activity                                      (5,166)   (15,083)
                                                       -------    -------
      Loans at end of period                           $74,676    $79,842
                                                       =======    =======

        NONPERFORMING ASSETS AND DELINQUENCIES. The following table presents information with respect to Lawrence Federal's nonperforming assets at the dates indicated.

                                                  ------------------------
                                                            AT
                                                        DECEMBER 31,
                                                  ------------------------
                                                      2004         2003
                                                  ------------   ---------

                                                  (DOLLARS IN THOUSANDS)
                                                  ------------------------
Accruing loans past due 90 days or more:
   One- to four-family real estate                      $104        $111
   Multi-family and commercial real estate               554         574
   Automobile                                             36          53
   Other consumer                                         59         185
   Mobile home                                            --         569
                                                      ------      ------
         Total                                           753       1,492
Nonaccruing loans:
   One- to four-family real estate                       192          50
   Multi-family and commercial real estate               269          --
   Automobile                                             --          61
   Other consumer                                         18          --
   Mobile home                                           100         229
                                                      ------      ------
         Total                                           579         340
Real estate owned (REO)                                  215         234
                                                      ------      ------
         Total nonperforming assets                    1,547       2,066
Troubled debt restructurings                              --          --
                                                      ------      ------
Troubled debt restructurings and
   total nonperforming assets                         $1,547      $2,066
                                                      ======      ======
Total nonperforming loans and
   troubled debt restructurings as a                   2.07%       2.59%
   percentage of total loans
Total nonperforming assets and
   troubled debt restructurings as a                   1.30%       1.65%
   percentage of total assets


        Interest income that would have been recorded for the year ended December 31, 2004 had nonaccruing loans been current according to their original terms amounted to approximately $18,400. No interest related to these loans was included in interest income for the year ended December 31, 2004.

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

                                          AT DECEMBER 31, 2004                          AT DECEMBER 31, 2003
                                 ---------------------------------------------------------------------------------------
                                    60-89 DAYS           90 DAYS OR MORE           60-89 DAYS          90 DAYS OR MORE
                                 ------------------    --------------------    -------------------    ------------------
                                           PRINCIPAL             PRINCIPAL              PRINCIPAL             PRINCIPAL
                                  NUMBER    BALANCE    NUMBER     BALANCE      NUMBER    BALANCE    NUMBER     BALANCE
                                   OF         OF        OF          OF          OF         OF        OF          OF
                                  LOANS      LOANS     LOANS       LOANS       LOANS      LOANS     LOANS       LOANS
                                 -------    -------   -------     -------     -------    -------   -------     -------
                                                                (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family                5      $442          6         $296           8       $635         4        $159
   Multi-family and                  --        --          4          823          --         --         1         574
      commercial
Consumer loans:
   Automobile                         5        18          6           36           6         41        14         110
   Other                              4        36         14           77           9         47        28         174
Mobile home loans                    --        --          5          100          20        390        32         815
                                 -------   -------                -------      -------   -------               -------
      Total                          14      $496         35       $1,332          43     $1,113        79      $1,832
                                 =======   =======                =======      =======   =======               =======
Delinquent loans to
   total gross loans                         .66%                   1.78%                  1.39%                 2.29%

        REAL ESTATE OWNED. Real estate acquired by Lawrence Federal as a result of foreclosure or by deed- in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. At December 31, 2004, Lawrence Federal had $215,000 in real estate owned.

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

        ALLOWANCE FOR LOAN LOSSES. In originating loans, Lawrence Federal recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. Lawrence Federal maintains an allowance for loan losses related to losses incurred in the loan portfolio. The allowance for loan losses represents management's estimate of probable and incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, probable and estimable losses, information about specific borrower situations and estimated collateral values, economic conditions and other factors.

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

        At December 31, 2004, Lawrence Federal's allowance for loan losses represented .95% of total gross loans and 45.69% of nonperforming loans. Non-performing assets were $1.5 million at December 31, 2004 remaining unchanged from the same time in 2002. The Company believes that continued efforts in the collection process and loan underwriting standards are aiding in the level of nonperforming loans remaining constant and not increasing as has been seen in recent years.

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

        Management continues to monitor closely the risk characteristics of the loan portfolio, local economic conditions and, as stated earlier, will consider these factors when evaluating the appropriate amount of provision and allowance for loan losses. Management believes the company to be adequately reserved at December 31, 2004.

        The following table represents an analysis of Lawrence Federal's allowance for loan losses. When comparing fiscal year 2004 to 2003 a decrease in charged-off loans occurred overall, as a result of the continued efforts in the collection department. Lawrence Federal reduced the provision for loan loss expense in 2004 compared with 2003 to keep in line with current and projected charge-off experiences. Total provision for loan losses taken in years 2003 and 2004 was $1.5 million and total net charge-offs taken during the same two year period equaled $1.9 million. The result is a net decrease in allowance for loan losses of $404,000 from January 1, 2003 to December 31, 2004. At December 31, 2004 compared to December 31, 2003, the relative risk in the portfolio decreased due to Lawrence Federals Saving Bank's sale of the mobile home loan portfolio.


                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                        2004           2003
                                                     ------------  -------------
                                                       (DOLLARS IN THOUSANDS)
                                                     ---------------------------
Allowance for loan losses, beginning of year            $1,014          $1,111
Charged-off loans:
   Real estate                                             (32)            (59)
   Consumer                                               (256)           (310)
   Mobile home                                            (643)           (689)
                                                        ------          ------
      Total charged-off loans                             (931)         (1,058)
Recoveries on loans previously charged off:
   Real estate                                               1               1
   Consumer                                                 22              23
   Mobile home                                              11              22
                                                        ------          ------
      Total recoveries                                      34              46
                                                        ------          ------
Net loans charged-off                                     (897)         (1,012)
Provision for loan losses                                  590             915
                                                        ------          ------

Allowance for loan losses, end of period                  $707          $1,014
                                                        ======          ======

Net loans charged-off to average loans                    1.11%           1.14%
Allowance for loan losses to total loans                   .95%           1.24%
Allowance for loan losses to nonperforming loans and     45.69%          49.08%
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

                                                  AT DECEMBER 31,
                     ---------------------------------------------------------------------------
                                    2004                                   2003
                     ------------------------------------  -------------------------------------
                                 PERCENT OF     PERCENT                 PERCENT OF    PERCENT
                                 ALLOWANCE      OF LOANS                ALLOWANCE     OF LOANS
                                  IN EACH       IN EACH                  IN EACH      IN EACH
                                  CATEGORY      CATEGORY                 CATEGORY     CATEGORY
                                  TO TOTAL      TO TOTAL                 TO TOTAL     TO TOTAL
                      AMOUNT      ALLOWANCE      LOANS       AMOUNT     ALLOWANCE      LOANS
                     ----------  -----------  -----------  ----------- ------------ ------------
                                               (DOLLARS IN THOUSANDS)
Real estate             $239         33.8%        61.9%        $152        14.9%        58.1%
Consumer                 357         50.5         37.0          275        27.1         26.9
Mobile home              111         15.7          1.1          587        58.0         15.0
Unallocated               --           --          N/A           --          --          N/A
                       -----        ------                   ------       ------
   Total allowance
     for loan           $707        100.0%                   $1,014       100.0%
                       =====        ======                   ======       ======
losses

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

        At December 31, 2004, Lawrence Federal did not own any securities, other than U.S. Government, agency securities and state or municipal government, that had an aggregate book value in excess of 10% of Lawrence Federal's retained earnings at that date.

        The following table presents the amortized cost and fair value of Lawrence Federal's securities at the dates indicated.

                                                                     AT DECEMBER 31,
                                                 --------------------------------------------------------
                                                            2004                         2003
                                                 ----------------------------  --------------------------
                                                   AMORTIZED        FAIR        AMORTIZED       FAIR
                                                     COST           VALUE         COST          VALUE
                                                 --------------  ------------  ------------  ------------
                                                                     (IN THOUSANDS)
Obligations of State and Political Subdivisions     $ 3,719        $ 3,705       $ 3,233       $ 3,262
Obligations of U.S. government agencies               7,970          7,888         7,234         7,214
Mortgage backed securities                           10,727         10,565        15,913        15,771
                                                    -------        -------       -------       -------

            Total                                   $22,416        $22,158       $26,380       $26,247
                                                    =======        =======       =======       =======

        The following presents the activity in the securities portfolio for the periods indicated.

                                                      YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                         2004         2003
                                                     -----------  -----------
                                                           (IN THOUSANDS)
                                                     ------------------------

Investment securities, beginning of period              $26,247     $14,192
Purchases:
Investment securities - available-for-sale               11,193      38,457
Sales:
Investment securities - available-for-sale               (4,550)    (16,355)
Calls and maturities:
   Investment securities - available-for-sale           (10,542)     (9,490)
(Amortization) accretion of premium/discount               (141)       (200)
Increase (decrease) in unrealized
   appreciation/depreciation                                (49)       (357)
                                                        -------     -------
   Net increase (decrease) in investment
      securities                                         (4,089)     12,055
                                                        -------     -------
Investment securities, end of period                    $22,158     $26,247
                                                        =======     =======

        The table below sets forth certain information regarding the amortized cost, weighted average yields and expected maturities of Lawrence Federal's debt securities as of December 31, 2004.

                                                                    AT DECEMBER 31, 2004
                         -----------------------------------------------------------------------------------------------------------
                                               MORE THAN ONE YEAR    MORE THAN FIVE YEARS
                         ONE YEAR OR LESS        TO FIVE YEARS        TO TEN YEARS        MORE THAN TEN YEARS          TOTAL
                         -------------------- --------------------- --------------------- --------------------- --------------------
                                     WEIGHTED              WEIGHTED             WEIGHTED              WEIGHTED              WEIGHTED
                         AMORTIZED   AVERAGE   AMORTIZED   AVERAGE   AMORTIZED  AVERAGE   AMORTIZED   AVERAGE    AMORTIZED  AVERAGE
                           COST      YIELD       COST       YIELD      COST      YIELD       COST      YIELD       COST      YIELD
                         --------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------
                                                                   (DOLLARS IN THOUSANDS)
Obligations of U.S.         $503      3.41%     $2,000       4.03%    $4,969      5.19%       $498      6.31%      $7,970     4.86%
  Government agencies
Obligations of State
and Political                 --        --          --         --         --        --       3,719      4.20        3,719     4.20%
Subdivisions
Mortgage backed            3,940      2.03       5,643       2.87%       966      3.45%        178      3.94       10,727     2.85%
                          ------    ------      ------      -----     ------    ------      ------    ------       ------    ------
securities

   Total debt securities  $4,443     2.72%      $7,643       3.17%    $5,935      4.91%     $4,395      4.43%     $22,416     3.79%
                          ======    ======      ======      =====     ======     ======     ======    ======       =======   ======
   at fair value

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

        Lawrence Federal believes it is competitive in the interest rates it offers on its deposit products. Lawrence Federal determines the rates paid based on a number of factors, including rates paid by competitors, Lawrence Federal's need for funds and cost of funds, borrowing costs and movements of market interest rates. Lawrence Federal does not utilize brokers to obtain deposits and at December 31, 2004 had no brokered deposits.

        The following table shows the composition of Lawrence Federal's deposit accounts at the dates indicated.

                                                     AT DECEMBER 31
                                             -----------------------------
                                                  2004            2003
                                             -------------   -------------
                                                     (IN THOUSANDS)
                                             -----------------------------

Noninterest-bearing accounts                      $8,890           $7,754
Savings accounts                                  26,978           29,070
Money market accounts                             19,892           19,260
Certificates of deposit                           52,187           54,912
                                                --------         --------
     Total deposits                             $107,947         $110,996
                                                ========         ========


        The following table presents the deposit activity of Lawrence Federal for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                           2004        2003
                                                       ------------  ----------
                                                           (IN THOUSANDS)
                                                       ------------------------

Beginning balance                                        $110,996     $118,926
Increase (decrease) before interest credited               (4,878)     (10,291)
Interest credited                                           1,829        2,361
                                                         --------     --------
Net increase (decrease)                                    (3,049)      (7,930)
                                                         --------     --------
      Ending balance                                     $107,947     $110,996
                                                         ========     ========

        At December 31, 2004, Lawrence Federal had $12.8 million in certificates of deposit with principal balances of $100,000 or more maturing as follows:

              MATURITY PERIOD                   AMOUNT          WEIGHTED
                                                              AVERAGE RATE
-------------------------------------------  ------------  -------------------
                                                  (DOLLARS IN THOUSANDS)
Three months or less                             $2,042                1.71%
Over 3 through 6 months                             985                2.33%
Over 6 through 12 months                          1,949                2.85%
Over 12 months                                    7,772                4.24%
                                                -------
Total                                           $12,748                3.48%
                                                =======

        BORROWINGS. Lawrence Federal has the ability to use advances from the Federal Home Loan Bank of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Cincinnati functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Cincinnati, Lawrence Federal is required to own capital stock in the Federal Home Loan Bank of Cincinnati and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2004, Lawrence Federal had arranged the ability to borrow a total of approximately $15 million from the Federal Home Loan Bank of Cincinnati.

SUBSIDIARIES

        Lawrence Federal has one subsidiary, Lawrence Financial Services Corp. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At December 31, 2004, Lawrence Federal's equity investment in its subsidiary was $5,000 or less than 1.0% of total assets.

PERSONNEL

        As of December 31, 2004, Lawrence Federal had 50 full-time employees and no part-time employees, none of whom is represented by a collective bargaining unit. Lawrence Federal believes its relationship with its employees is good.

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

        The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At December 31, 2004, Lawrence Federal met each of its capital requirements.

        The following table presents Lawrence Federal's capital position at December 31, 2004.

                                                                                            CAPITAL
                                                                             --------------------------------------
                         ACTUAL            REQUIRED           EXCESS              ACTUAL             REQUIRED
                         CAPITAL            CAPITAL           AMOUNT              PERCENT            PERCENT
                    ------------------   --------------  ------------------  ------------------ -------------------
                                                        (DOLLARS IN THOUSANDS)
Tangible                       $9,657           $4,775              $4,882                8.09%               4.00%
Core (Leverage)                 9,657            4,775               4,882                8.09                4.00
Risk-based                     10,346            6,892               3,454               12.01                8.00

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

        A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2004, Lawrence Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

FEDERAL HOME LOAN BANK SYSTEM

        Lawrence Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Lawrence Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Lawrence Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2004 of $665,700.

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

FEDERAL RESERVE SYSTEM

        The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $47.6 million: a 10% reserve ratio is applied above $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Lawrence Federal complies with the foregoing requirements.

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


FEDERAL AND STATE TAXATION

FEDERAL INCOME TAXATION

        GENERAL. Lawrence Financial and Lawrence Federal report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to Lawrence Financial and Lawrence Federal in the same manner as to other corporations with some exceptions, including particularly Lawrence Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Lawrence Federal or Lawrence Financial. Lawrence Federal's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1999. For its 2004 year, Lawrence Federal's maximum federal income tax rate was 34%.

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

                                                              NET BOOK VALUE
                                                               OF PROPERTY
LOCATION                                  ORIGINAL            OR LEASEHOLD
                                           YEAR              IMPROVEMENTS AT
                                          ACQUIRED          DECEMBER 31, 2004
MAIN/EXECUTIVE OFFICE:                                        (IN THOUSANDS)

311 South 5th Street                        1976                        $653
Ironton, Ohio  45638

DRIVE THROUGH FACILITY:

511 Vernon Street                           1997                         174
Ironton, Ohio  45638

BRANCH OFFICES:

401 2nd Avenue                              1960                         105
Chesapeake, Ohio  45619

7510 State Route 7                          1993                         125
Proctorville, Ohio  45669

404 Solida Road                             1975                         147
South Point, Ohio  45680

9000 Ohio River Road                        1998                         598
                                                                      ------
Wheelersburg, Ohio  45694

Total                                                                 $1,802
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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER REPURCHASE OF EQUITY SECURITIES.

        Lawrence Financial's common stock is quoted on the OTC-Bulletin Board under the symbol "LWFH". As of December 31, 2004, there were 650,110 shares of common stock outstanding and 170 stockholders, excluding persons or entities who hold stock in nominee or "street name."

        The following table shows the high and low sales price and dividends paid on Lawrence Financial's common stock for the periods indicated.

QUARTER ENDED                HIGH          LOW        DIVIDENDS PAID
---------------------------------------------------------------------
March 31, 2003               18.95        15.95            0.07
June 30, 2003                23.50        18.70            0.07
September 30, 2003           23.30        22.05            0.07
December 31, 2003            27.50        22.80            0.07
March 31, 2004               28.50        22.50            0.07
June 30, 2004                23.00        21.25            0.07
September 30, 2004           23.00        21.40            0.07
December 31, 2004            23.55        22.00            0.07

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

        On April 1, 2003, the Company terminated the Stock Repurchase Program which was initially started on January 28, 2003. Under the terms of the repurchase agreement, 55,000 total shares were authorized for repurchase of which the entire authorized limit was fulfilled. On October 24, 2003, the Company initiated a stock repurchase program for 15,000 shares. As of December 31, 2004, this plan was still open for the repurchase of the entire 15,000 shares.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OPERATING STRATEGY

        Lawrence Financial Holdings, Inc. (Company), through its wholly owned subsidiary Lawrence Federal Savings Bank (Bank), operates as a community-oriented financial institution focused on meeting the financial service needs of consumers in its market area. To accomplish this objective, Lawrence Federal offers a variety of mortgage and consumer loans and retail deposit products. Lawrence Federal has historically extended its lending activities outside of its market area through programs for originating mobile home and automobile loans through a network of dealers. These indirect lending programs have helped Lawrence Federal originate a larger amount of consumer loans, which typically have shorter terms and higher yields than mortgage loans, than the Bank would otherwise be able to originate. In addition, the origination of shorter term consumer loans helps the Company manage it's interest rate risk. However, indirect lending programs may result in greater risk and require careful monitoring by management. Adverse developments with the mobile home loan portfolio led to the termination of this program in 2002, and the eventual sale of the majority of the portfolio in 2004.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND 2003

        During the fiscal year 2004, total assets decreased $6.3 million, or 5.0%, to $119.2 million at December 31, 2004. At December 31, 2004, cash and cash equivalent balances had increased $2.7 million, or 25.7%, and securities available for sale had decreased by $4.1 million, or 15.6%, when compared to the same date in 2003. During the year ended December 31, 2004, gross loans receivable decreased $6.8 million, or 8.4%. Consumer loans increased $8.9 million, or 48.2%, real estate loans decreased $3.4 million, or 8.4%, and mobile home loans decreased $14.3 million. The majority of the increase in consumer loans is primarily due to an increase in the number of indirect auto loans originated in 2004, an increase in the origination of direct consumer loans, and the purchase of $5 million of auto loans from a bank in northern Ohio, while real estate loans decreased as a result of highly competitive fixed-rate, long-term loans being offered by several regional banks and mortgage brokers. Lawrence Federal's long term investments, held in the form of securities, decreased by $4.1 million, or 15.6%, when compared to December 31, 2003. The reason for the decrease in the long term investments was due to normal maturities and calls of the individual investments held in the portfolio.

        During 2004, total deposits decreased $3.1 million, or 2.8%, to $107.9 million at December 31, 2004. The primary reason for this decrease was a result of market competition with other local banks offering more competitive rates.

        Equity decreased $3.5 million or 24.8%, during fiscal year 2004 to $10.5 million at December 31, 2004. During the year ending December 31, 2004, retained earnings decreased $3.4 million as a result of a net loss while accumulated other comprehensive income decreased from an unrealized loss of $88,000 to an unrealized loss of $170,000, primarily as a result of changes to the securities available-for-sale portfolio arising during the period, and $179,000 of cash dividends were paid to shareholders.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

        GENERAL. The Company's net income decreased to a net loss of $3.4 million for 2004 from net income of $477,000 for 2003. Return on average assets was (2.78)% in 2004 and 0.36% in 2003, and return on average equity was (26.28)% in 2004 and 3.40% in 2003. Net interest income decreased $577,000, or 12%, while noninterest income, exclusive of sale of securities, decreased $172,000, or 23%. The decrease in net interest income was primarily the result of a decline of $10.6 million in average earning asset balances during fiscal year 2004. In addition to the decrease in net interest income was a $5.4 million increase in noninterest expense. There are several causes for the increase in non-interest expense. The Company recorded a $4.4 million loss on the sale of the mobile home loan portfolio, professional fees increased $266,000 as a result of merger related expenses and the Company incurred expenses of $988,000 for the termination costs for employment agreements with executive officers and retirement plan termination costs for the board of directors. The early extinguishment and related cash payments in 2004 for these contracts was a condition of the pending merger transaction with Oak Hill Financial, Inc. The Company has also experienced: increased costs of employee benefits; decreased data processing fees; and increased costs related to the collection of delinquent mobile home loans.

        INTEREST INCOME. Interest income decreased $1.1 million, or 15%, in 2004 compared to 2003. Interest income on loans decreased $1.2 million, or 19%, primarily as a result of decreasing interest rates and customers refinancing loans with various local institutions with more favorable rates. Interest income on securities increased $94,000, or 12%. The average yield on interest-earning assets decreased to 5.45% in 2004 from 5.97% in 2003, as the loan portfolio continued to shrink and loans being refinanced for more favorable rates.

        INTEREST EXPENSE. Interest expense decreased $531,000, or 22%, in 2004 compared to 2003. Interest paid on deposits decreased $531,000, or 22%, as a result of a reduction of interest rates paid on the average balances of deposits during the year. The average cost of interest-bearing liabilities decreased 28 basis points to 1.79% in 2004 from 2.07% in 2003, primarily as a result of reduced market rates on certificates of deposit and savings accounts.

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

        The provision for loan losses was $590,000 for 2004 compared to $915,000 for 2003. The provision for 2004 and 2003 reflected management's assessment of probable losses, which is impacted by changes in the composition of the loan portfolio. (See pages 13 through 16 of this filing for more information.)

        At December 31, 2004, the Company's allowance for loan losses as a percentage of gross loans outstanding decreased by 29 basis points, to .95% from 1.24%, when compared to the same period in 2003. Allowance for loan losses totaled $707,000 at December 31, 2004, a decrease of $308,000, or 30%, compared to the same date in 2003. The mix of the allowance also changed with the portion allocated to real estate loans increasing by $87,000, or 57%, the portion of the allowance allocated to consumer loans increasing by $82,000, or 30%, mobile home reserves decreasing by $476,000, or 81%, and commercial reserves increasing by $93,000 or 232%. At December 31, 2004 compared to December 31, 2003, the relative risk in the portfolio decreased due to Lawrence Federals Saving Bank's sale of the mobile home loan portfolio.

        While management believes the existing level of reserves is adequate, future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions that may be beyond Lawrence Federal's control.

        NONINTEREST INCOME. The following table shows the components of noninterest income and the dollar and percentage change from 2004 to 2003.

                            2004         2003        DOLLAR      PERCENTAGE
                                                     CHANGE        CHANGE
                         -----------  ------------ ------------ -------------
                                       (DOLLARS IN THOUSANDS)
Net securities gains            $75          $189       $(114)          (60)%
Service charges                 459           503         (44)           (9)
Other                           108           236        (128)          (54)
                               ----          ----       -----
      Total                    $642          $928       $(286)          (31)
                               ====          ====       =====

        Net securities gains decreased in fiscal year 2004 as Lawrence Federal sold fewer securities. Service charges decreased in 2004 as a result of a reduction in NSF and overdraft fees as a result of account holders maintaining their accounts. Lawrence Federal will continue to monitor the fee schedules of in-market competitors and adjust our products to reflect current market pricing. Other income consists of decreases in the cash surrender value of bank owned life insurance, loss on the sale of other real estate owned and other miscellaneous items.

NONINTEREST EXPENSE. The following table shows the components of noninterest expense and the dollar and percentage change from 2004 to 2003.

                                                2004           2003          DOLLAR      PERCENTAGE
                                                                             CHANGE        CHANGE
                                            -------------  -------------  ------------- -------------
                                                             (DOLLARS IN THOUSANDS)
Salaries and benefits                             $2,016         $1,963            $53            3%
Deposit insurance premiums                            16             19             (3)         (16)
Occupancy and equipment                              423            426             (3)          (1)
Data processing                                      376            625           (249)         (40)
Franchise tax                                        133            138             (5)          (4)
Professional fees                                    513            246            267          109
Advertising expense                                   80             80             --           --
Loss on sale of loans                              4,435             --          4,435          N/M
Employment agreement termination costs               813             --            813          N/M
Director retirement plan termination costs           175             --            175          N/M
Other                                                743            868           (125)         (14)
                                                  ------         ------         ------
      Total                                       $9,723         $4,365         $5,358           10
                                                  ======         ======         ======

        Salaries and benefits increased as a result of: increases in premiums paid for employee health care insurance and the recognition of the expense related to employee stock ownership and incentive plans. Deposit insurance premiums decreased as a result of the average balance of deposits decreased during 2004. Data processing costs decreased as a result of the Company realizing a full years savings under the new data processing contract as a result of the data processing conversion which was completed in July 2003. The loss on sale of loans was a result of the sale of the indirect mobile home loan portfolio which occurred in the fourth quarter of 2004. The expenses related to the termination costs for employment agreements and director retirement accounts were cash payments made to executive management and current directors according to plans that had been adopted by the Company in prior years. The sale of the loan portfolio and the termination costs were incurred as a condition of the Agreement and Plan of Merger with Oak Hill Financial, Inc. entered into on October 12, 2004. Making up the bulk of the decrease in "Other" are expenses related to the repossession of mobile home units and the expenses related to the sale of other real estate owned which accounted for $47,000 of the increase. In addition to this decrease, the Company experienced decreases in various other expense items.

        INCOME TAX EXPENSE. The provision for income tax was a benefit of $1.8 million in 2004 compared to an expense of $132,000 in 2003. The provision decreased as a result of declining taxable income and directly related to the loss on the sale of the mobile home loan portfolio. The effective tax rate for 2004 was 34.9% compared with 21.7% for 2003.

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

                                      ------------------------------------------------------------------
                                                           YEAR ENDED DECEMBER 31,
                                      -------------------------------- ---------------------------------
                                                   2004                              2003
                                      -------------------------------- ---------------------------------
                                                             AVERAGE                           AVERAGE
                                       AVERAGE                YIELD/     AVERAGE                YIELD/
                                       BALANCE   INTEREST     RATE       BALANCE   INTEREST     RATE
                                      ---------- --------- ----------- --------------------- -----------
                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans (1)                            $79,819     $5,230       6.55%    $90,055     $6,433       7.14%
   Securities (2)                        24,925        901       3.83      23,559        816       3.68
   Interest-bearing deposits              7,871         73       1.00      10,092         73       0.73
   Interest-bearing time deposits           459         10       2.18          --         --         --
                                       --------     ------               --------     ------
  Total interest-earning assets         113,074      6,214       5.45     123,706      7,322       5.97
Non-interest-earning assets              11,039                            10,287
                                       --------                          --------
         Total assets                  $124,113                          $133,993
                                       ========                          ========

Interest-bearing liabilities:
   Deposits:
      Savings accounts                  $27,222        139       0.51     $31,688        293       0.92
      Money market/Now accounts          19,863        233       1.17      15,770        112       0.71
      Certificates of deposit            54,848      1,458       2.66      66,334      1,956       2.93
                                       --------     ------               --------     ------
         Total deposits                 101,933      1,830       1.79     113,792      2,361       2.07
   FHLB advances                             --         --         --          --         --         --
                                       --------     ------               --------     ------
         Total interest-bearing         101,933      1,830       1.79     113,792      2,361       2.07
                                                    ------                            ------
     liabilities
Non-interest-bearing liabilities          9,076                             6,166
                                       --------                          --------
         Total liabilities              111,009                           119,958
Total retained earnings                  13,104                            14,035
                                       --------                          --------
         Total liabilities and
            retained earnings          $124,113                          $133,993
                                       ========                          ========

   Net interest-earning assets          $11,141                             9,914
                                       ========                          ========
   Net interest income/interest
      rate spread (3)                               $4,384       3.66%                $4,961       3.90%
                                                    ======      =====                 ======      =====
   Net interest margin (4)                            3.83%                             4.01%
                                                    ======                            ======
   Ratio of interest-earning
       assets to interest-bearing
       liabilities                       110.93%                           108.71%
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

                                            ------------------------------------
                                               YEAR ENDED DECEMBER 31, 2004
                                                        COMPARED TO
                                               YEAR ENDED DECEMBER 31, 2003
                                            ------------------------------------
                                             INCREASE (DECREASE)
                                                   DUE TO
                                            ----------------------   -----------
                                               RATE       VOLUME         NET
                                            ----------  ----------   -----------
                                                  (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Loans                                        $(587)      $(911)      $(1,498)
   Loans                                         (472)       (731)       (1,203)
   Securities                                      35          50            85
   Interest-earning deposits                       24         (12)           11
                                               ------      ------        ------
         Total interest-earning assets           (413)       (694)       (1,107)
INTEREST-BEARING LIABILITIES:
   Deposits:
      Passbook accounts                           (65)        (89)         (154)
      NOW accounts                                121          --           121
      Certificates of deposit                     (37)       (462)         (499)
                                               ------      ------        ------
         Total interest-bearing liabilities        19        (551)         (532)
                                               ------      ------        ------
Increase (decrease) in net interest income      $(432)      $(143)        $(575)
                                               ======      ======        ======

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

        QUANTITATIVE ASPECTS OF MARKET RISK. Lawrence Federal primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk. This analysis measures interest rate risk by computing changes in the net portfolio value of Lawrence Federal's cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to Lawrence Federal by the Office of Thrift Supervision, presents the change in Lawrence Federal's net portfolio value at September 30, 2004 (most recent data available), that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.

                                                         NPV AS % OF PORTFOLIO
    CHANGE IN               NET PORTFOLIO VALUE             VALUE OF ASSETS
 INTEREST RATES    ----------------------------------   ----------------------
IN BASIS POINTS                    $                       NPV        CHANGE
  (RATE SHOCK)      AMOUNT       CHANGE      % CHANGE     RATIO        (1)
-----------------  --------     --------     --------   ---------  -----------
                        (DOLLARS IN THOUSANDS)

      300           $11,054     $(3,610)         (25)%     9.23%      (249)
      200            12,493      (2,172)         (15)     10.26       (146)
      100            13,748        (916)          (6)     11.12        (60)
     Static          14,665          --           --      11.72         --
     -100            14,906         241            2      11.83         11

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

        Lawrence Federal's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Lawrence Federal's operating, financing, lending and investing activities during any given period. At December 31, 2004, cash and short-term investments totaled $13.4 million. Securities classified as available-for-sale totaled $22.2 million at December 31, 2004. In addition, at December 31, 2004, Lawrence Federal had arranged the ability to borrow a total of approximately $15.0 million from the Federal Home Loan Bank of Cincinnati.

        The primary investing activities of Lawrence Federal are the origination of loans and the purchase of securities. In 2004, Lawrence Federal originated $24.9 million of loans and purchased $11.2 million of securities. In 2003, Lawrence Federal originated $17.5 million of loans and purchased $38.5 million of securities.

        Financing activities consist primarily of activity in deposit accounts. Lawrence Federal experienced a net decrease in total deposits of $3.1 million and $7.9 million for 2004 and 2003, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Lawrence Federal and its local competitors and other factors. Lawrence Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Lawrence Federal offers promotional rates on certain deposit products in order to attract deposits.

        At December 31, 2004, Lawrence Federal had outstanding commitments to originate loans of $1,277,000. These loans are to be secured by properties located in its market area. Lawrence Federal anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2004 totaled $27.9 million. Management believes, based on past experience, that a significant portion of those deposits will remain with Lawrence Federal. Based on the foregoing, Lawrence Federal considers its liquidity and capital resources sufficient to meet its outstanding short-term and long- term needs.

        Lawrence Federal is subject to various regulatory capital requirements administered by the Office of Thrift Supervision including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2004, Lawrence Federal exceeded all of its regulatory capital requirements. Lawrence Federal is considered "well capitalized" under regulatory guidelines. See "REGULATION AND SUPERVISION--FEDERAL SAVINGS INSTITUTION REGULATION--CAPITAL REQUIREMENTS" and note 11 of the notes to the financial statements.

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

        For the year ended December 31, 2004, Lawrence Federal engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition.

ADOPTION OF NEW ACCOUNTING STANDARDS

        In March 2004, the Emerging Issues Task Force (EITF) arrived at a consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Application to Certain Investments. This consensus provides additional guidance on when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of impairment loss. It also requires additional disclosure for annual reporting periods ending after June 15, 2004 and for other reporting periods beginning after June 15, 2004. In September 2004, the Financial Accounting Standards Board (FASB) issued Staff Position 03-1-1 which delayed the effective date for measurement and recognition guidance contained in paragraphs 10 through 20 of EITF 03-1 due to additional proposed guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The Company currently has investments where the current market value is less than the amortized cost. See Note 2 for further discussion and the impact on the Company's financial position and results of operations.

        In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all non-governmental entities, including non-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP is effective for loans acquired in fiscal years beginning on or before December 2004, and within the scope of Practice Bulletin 6, paragraphs 7 and 8 of this SOP, as they apply to decreases in cash flows expected to be collected, should it be applied prospectively for fiscal years beginning after December 15, 2004. The Company adopted this SOP as of January 1, 2005 with no material impact on its financial position or results of operations.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities," (FIN 46-R). FIN 46-R requires that subsidiaries and investments defined as variable interest entities be consolidated by the enterprise that will absorb the majority of the entities' expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. The Company's adoption of FIN 46-R had no impact on its financial position or results of operations.

NEWLY ISSUED BUT NOT YET EFFECTIVE STANDARDS: FAS 123(R), "Share Based Payment" is concerned with an entities expensing of stock options as an ordinary expense. It becomes effective for the Company beginning July 1, 2005. To the extent the Company makes future grants of stock options, compensation expense will increase by the estimated fair value of options granted.

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

ITEM 7.   FINANCIAL STATEMENTS

        The financial statements filed as part of this report are incorporated by reference into this Item 7 of Part II of Form 10-KSB.


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

ITEM 8B.  OTHER INFORMATION

        None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        DIRECTORS

        Lawrence Financial's Board of Directors consists of six members. Five directors are independent, and one is a member of management. The Board is divided into three classes with three-year staggered terms, with one-third of the directors elected each year.

        Information regarding the Board of Directors is provided below. Unless otherwise stated, each individual has held his current occupation for the last five years. The age indicated for each individual is as of December 31, 2004. The indicated period of service as a director includes the period of service as a director of Lawrence Federal.

        The following directors have terms ending in 2005:

        CHARLES E. AUSTIN, II is a Vice President and General Manager of Mid-Ohio Pipeline Company, Inc. Mr. Austin was a Vice President and General Manager of C.J. Hughes Construction Co., Inc. until November 2002. Age 45. Director since 1996.

        PHILLIP O. MCMAHON is a general dentist in private practice. Age 53. Director since 1993.

        The following directors have terms ending in 2006:

        HERBERT J. KARLET is the Senior Vice President for Finance at Marshall University, which is located in Huntington, West Virginia. Age 54. Director since 1991.

        ROBERT N. TAYLOR is the owner and President of Ohio Big Birds, Inc., which raises and processes ostrich meat and leather products, and the owner and operator of Taylor Farm, a grain and cattle farm. Age 60. Director since 1995.

        The following directors have terms ending in 2007:

        JACK L. BLAIR joined Lawrence Federal in 1994 as Executive Vice President and Chief Executive Officer. Since 1996, he has served as President and Chief Executive Officer. Age 57. Director since 2000.

        TRACEY E. BRAMMER, JR. is President and Funeral Director of Tracey Brammer Funeral Home, Inc. Age 60. Director since 1984.

        EXECUTIVE OFFICERS

        ROBROY WALTERS has served as Executive Vice President and Chief Financial Officer of Lawrence Federal Savings Bank since 2000. From 1989 until joining Lawrence Federal Savings Bank, Mr. Walters was with Peoples Bank NA and Peoples Bancorp, Inc. where he served in various capacities.

        MARY Y. CRONACHER has been associated with Lawrence Federal Savings Bank for 28 years. She has served as Vice President, Secretary and Treasurer since 1996.

        MARK R. POTTER has been associated with Lawrence Federal Savings Bank since 1990. He has served as Vice President since 1996.

        JOSEPH W. MARTIN has been associated with Lawrence Federal Savings Bank since 2000. He was appointed Vice President effective January 14, 2004. Prior to joining Lawrence Federal Savings Bank, Mr. Martin was with Fifth Third and Ohio River Bank where he served in various capacities including branch manager and Assistant Vice President.

        CAREY DUNFEE has been associated with Lawrence Federal Savings Bank since 1994 and since that time has served as Controller.

        SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Based solely on the Lawrence Financial's review of copies of the reports it has received, Lawrence Financial believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Lawrence Financial's common stock during the year ended December 31, 2004.

        AUDIT COMMITTEE

        The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee consists of Herbert J. Karlet (Chairman), Tracey E. Brammer, Jr., Charles E. Austin, II, Phillip O. McMahon, and Robert N. Taylor. The Board of Directors has determined that Herbert J. Karlet is an audit committee financial expert under the rules of the Securities and Exchange Commission.

        CODE OF ETHICS

        Lawrence Financial has adopted a Code of Ethics and Business Conduct, a copy of which is available, without charge, upon written request to Mary Y. Cronacher, Secretary, Lawrence Financial Holdings, Inc., 311 South Fifth Street, Ironton, Ohio 45638.

ITEM 10.  EXECUTIVE COMPENSATION

        The following information is furnished for Mr. Blair. No other executive officer of Lawrence Financial or Lawrence Federal received a salary and bonus of $100,000 or more during the year ended December 31, 2004.

                              ----------------------------------------------- ----------------------------------
                                                                                          LONG-TERM
                                         ANNUAL COMPENSATION (2)                     COMPENSATION AWARDS
                              ----------------------------------------------- ----------------------------------
                                                                                                    SECURITIES    ALL OTHER
                                                                               RESTRICTED STOCK     UNDERLYING   COMPENSATION
     NAME AND POSITION             YEAR          SALARY (1)        BONUS          AWARDS (3)         OPTIONS         (4)
     -----------------             ----          ----------        -----          ----------         -------     ------------

Jack L. Blair                      2004           $121,004          $--               --               --          $441,283
President and                      2003            121,004           --               --               --            26,021
  Chief Executive Officer          2002            117,480        2,420               --               --            24,155

(1)     Includes board of directors and board committee fees.
(2) Does not include the aggregate amount of perquisites and other personal benefits, which was less than $50,000 or 10% of the total annual salary and bonus reported.
(3) 2Mr. Blair was granted 6,203 shares of restricted stock in 2001. The restricted stock award vests in four equal annual installments commencing on December 31, 2002. As of December 31, 2004, the market value of the unvested shares of restricted stock held by Mr. Blair was $36,340. Dividends, if any, are paid on the restricted stock.
(4) For 2004, consists of employer contributions to the 401(k) plan of $6,320, an employer contribution to the employee stock ownership plan of $22,515 and payment for termination of employment contract of $412,448.


        FISCAL YEAR-END OPTION VALUES

        The following table provides certain information with respect to the number of shares of Lawrence Financial common stock represented by outstanding options held by Mr. Blair as of December 31, 2004. Mr. Blair did not exercise any stock options during 2004.

                         ---------------------------------------------- ----------------------------------------------
                          Number of Securities Underlying Unexercised         Value of Unxercised In-the-Money
                                Options/SARs at Fiscal Year-end               Options/sars At Fiscal Year-end(1)
                         ---------------------------------------------- ----------------------------------------------
NAME                          EXERCISABLE            UNEXERCISABLE           EXERCISABLE            UNEXERCISABLE
----                          -----------            -------------           -----------            -------------
Jack L. Blair                   15,517                   3,879                 $138,877                $34,717

(1) Value of unexercised in-the-money stock options equals the market value of shares covered by in-the-money options on December 31, 2004 less the option exercise price. Options are in-the-money if the market value of shares covered by the options is greater than the exercise price.

        LETTER AGREEMENTS WITH JACK BLAIR AND ROBROY WALTERS.

Prior to the execution of the merger agreement with Oak Hill Financial, both Jack L. Blair, President and Chief Executive Officer of Lawrence Financial and Lawrence Federal, and RobRoy Walters, Executive Vice President and Chief Executive Officer of Lawrence Financial and Lawrence Federal, had employment agreements with Lawrence Financial and Lawrence Federal. These employment agreements provided that if the executive is terminated following a change in control of Lawrence Financial and Lawrence Federal, each executive would receive
(i) a severance payment equal to three times the executive's average income over the five taxable years prior to the change in control and (ii) continuation of health and welfare benefits for a period of three years. In addition, Lawrence Federal currently maintains a supplemental executive retirement plan ("SERP") in which Mr. Blair and Mr. Walters are the only participants. The supplemental executive retirement plan provides the executives with benefits otherwise lost due to the early termination of the employee stock ownership plan.

        In connection with the merger, each executive entered into a letter agreement with Oak Hill Financial. Provisions in the letter agreements provide for the following, among other items:

o In exchange for termination of the executive's employment agreements, each executive will receive:

        o no later than December 15, 2004, a lump sum cash payment equal to theseverance payment that the executive is entitled to receive under the employment agreements; and

        o at the closing of the merger, a lump sum cash payment equal to the estimated cost of the continued health and welfare benefits that the executive is entitled to receive under the employment agreements

and

o In exchange for termination of the supplemental executive retirement plan, each executive will receive, at the closing of the merger, a lump sum cash payment equal to the expected benefit that the executive is entitled to receive under the supplemental executive retirement plan.

The following table sets forth the payments made or to be made to Jack L. Blair and RobRoy Walters under the letter agreements.

                          EMPLOYMENT                             PAYMENT FOR HEALTH
                      CONTRACT SEVERANCE     SERP TERMINATION       AND WELFARE
         NAME              PAYMENT               PAYMENT              BENEFITS        TOTAL PAYMENTS
         ----              -------               -------              --------        --------------
Jack L. Blair              $412,448              $45,796                $72,692          $530,936
RobRoy Walters             400,270               35,537                  44,615           480,422

DIRECTORS' COMPENSATION

        DIRECTORS' FEES. Lawrence Financial pays an annual retainer of $9,000 to each non-employee member of its Board of Directors. Lawrence Federal pays an annual retainer of $14,800 to each of its non-employee directors for service on the Board of Directors of Lawrence Federal. Directors who serve on the Audit and Compensation Committees receive an annual payment of $1,500 and $200, respectively, for their services.

        DEFERRED COMPENSATION ARRANGEMENT. Lawrence Federal maintains a deferred compensation arrangement for directors under which each director may elect on an annual basis to defer up to 100% of his monthly Board remuneration. Upon the director's attainment of age 68, Lawrence Federal will pay the balance of the director's deferral account either in a lump sum or in monthly installments over a period of 240 months. Over the deferral period, a director's account is credited with interest with monthly compounding. In the event of a change in control of Lawrence Financial (as defined in the program) followed by a director's termination of service, each director will be entitled to begin to receive his deferral account, and the interest rate will become fixed at the time of the change in control. The arrangement with the directors also provides each director with a death benefit. If a director dies while in active service with Lawrence Federal, the director's beneficiary will receive an annual payment in an amount specified in the director's individual agreement for a period of 20 years. Lawrence Federal has acquired life insurance on members of the Board to provide informal funding for its obligations under the program. During the fiscal year ended December 31, 2004, all directors participated in the director deferral program except for Messrs. Blair and Brammer, who withdrew from the program during 2003.

        NON-EMPLOYEE DIRECTOR RETIREMENT AGREEMENTS. Prior to the execution of the merger agreement with Oak Hill Financial, each non-employee director of 4Lawrence Federal maintained a director retirement agreement with Lawrence Federal. These agreements provided that, upon the director's attainment of age 68 and completion of 15 years of service as a director, Lawrence Federal would pay the director $500 annually for each year of service, up to 50% of the board fees at the retirement date, for a period of 15 years. In the event of a change in control of Lawrence Federal or Lawrence Financial (as defined in the program), each director would receive the present value of $500 for each year of service as of the date of the change in control, multiplied by 15. In connection with the merger, each of the non-employee directors entered into a letter of agreement pursuant to which his director retirement agreement was canceled in exchange for a lump sum cash payment equal to the change in control payment provided for under the agreement. The following table sets forth the retirement agreement termination payments paid to each non-employee director in the fourth quarter of 2004.


                 NAME         DIRECTOR RETIREMENT AGREEMENT TERMINATION PAYMENT
                 ----         -------------------------------------------------
Tracy E. Brammer, Jr.                           $98,134.61
Herbert J. Karlet                                61,427.44
Phillip O. McMahon                               53,562.39
Robert N. Taylor                                 41,576.57
Charles E. Austin II                             38,579.85

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        5TOCK OWNERSHIP

        The following table provides information as of February 28, 2005 about the persons known to Lawrence Financial to be the beneficial owners of more than 5% of the Company's outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

                                                         PERCENT OF COMMON STOCK
         NAME AND ADDRESS        NUMBER OF SHARES OWNED         OUTSTANDING
         ----------------        ----------------------         -----------
Millenco, LLP                         59,752(1)                    9.2%
Millennium Management, L.L.C.
Israel A. Englander
666 Fifth Avenue
New York, New York  10103
Lawrence Federal Savings Bank         59,371(2)                    9.1%
Employee Stock Ownership Plan
311 South Fifth Street
Ironton, Ohio  45638
Tontine Financial Partners, L.P.      52,100(3)                    8.0%
Tontine Management, L.L.C.
Jeffrey L. Gendell
55 Railroad Avenue
Greenwich, Connecticut  06830
Jack L. Blair                         42,480(4)                    6.5%
311 South Fifth Street
Ironton, Ohio  45638

-----------------------------

(1) Based on information contained in Schedule 13G filed on February 14, 2005 with the SEC. According to this filing, Millenco, a L.P, Millennium Management, L.L.C. and Israel A. Englander each have shared voting and dispositive power with respect to 59,752 shares.
(2) Includes 37,244 shares that have not been allocated to participants' accounts and 22,127 shares that have been allocated to participants' accounts. Under the terms of the ESOP, the ESOP trustee will vote shares allocated to participants' accounts in the manner directed by the participants. Subject to its fiduciary responsibility, the trustee will vote unallocated shares and allocated shares for which voting instructions are not timely received in the same proportion as shares for which it has received timely voting instructions from participants. The trustee of the ESOP is First Bankers Trust Company, N.A.
(3) Based on information contained in a Schedule 13D filed on June 20, 2003 with the SEC. According to this filing, Tontine Financial Partners, L.P., Tontine Management, L.L.C. and Jeffrey L. Gendell each have shared voting and dispositive power with respect to 52,100 shares.
(4) Includes 2,775 shares held by Mr. Blair's spouse. Also includes 15,517 share that may be acquired upon the exercise of stock options, 3,241 shares allocated to Mr. Blair's account under the employee stock ownership plan as to which Mr. Blair has voting power but not investment power and 3,800 shares held in Mr. Blair's 401(k) account.

        The following table provides information as of February 28, 2005 about the shares of Lawrence Financial common stock that may be considered to be beneficially owned by each director, by each nominee for director and by all directors and executive officers of Lawrence Financial as a group. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown.


                                             NUMBER OF SHARES       NUMBER OF SHARES THAT MAY       PERCENT OF COMMON
                  NAME                       OWNED (EXCLUDING       BE ACQUIRED WITHIN 60 DAYS      STOCK OUTSTANDING(2)
                                                OPTIONS)(1)           BY EXERCISING OPTIONS
Charles E. Austin, II                            18,901(3)                      3,104                       3.2%
Jack L. Blair                                    26,962(4)                     15,517                       6.5%
Tracey E. Brammer, Jr.                           16,091(5)                      3,104                       2.8%
Herbert J. Karlet                                10,693(6)                      3,104                       2.0%
Phillip O. McMahon                               21,352(7)                      3,104                       3.6%
Robert N. Taylor                                  9,451                         3,104                       1.8%
All directors and executive officers as
a group (11 persons)                            128,166                        46,554                      26.9%

-----------------------------

(1) Includes unvested shares of restricted stock with respect to which the beneficial owner has voting but not investment power as follows: Messrs. Austin, Brammer, Karlet, McMahon and Taylor -- 310 shares each; and Mr. Blair -- 1,553 shares.
(2) Based on 650,110 shares of common stock outstanding and entitled to vote as of February 28, 2005.
(3)     Includes 5,000 shares held by Mr. Austin's spouse.
(4) Includes 2,775 shares held by Mr. Blair's spouse. Also includes 3,241 shares allocated to Mr. Blair's account under the employee stock ownership plan as to which Mr. Blair has voting power but not investment power and 3,800 shares held in Mr. Blair's 401(k) account.
(5)     Includes 2,270 shares held by Mr. Brammer's spouse.
(6)     Includes 641 shares held by Mr. Karlet's spouse.
(7)     Includes 5,000 shares held by Mr. McMahon's spouse.

Equity Compensation Plan Information

------------------------------ ------------------------ --------------------- ---------------------------------------

PLAN CATEGORY                  NUMBER OF SECURITIES     WEIGHTED-AVERAGE      NUMBER OF SECURITIES
                               TO BE ISSUED UPON        EXERCISE PRICE OF     REMAINING AVAILABLE FOR FUTURE
                               EXERCISE                 OUTSTANDING           ISSUANCE UNDER EQUITY
                               OF OUTSTANDING           OPTIONS,              COMPENSATION PLANS (EXCLUDING
                               OPTIONS,                 WARRANTS AND          SECURITIES REFLECTED IN COLUMN (A))
                               WARRANTS AND RIGHTS      RIGHTS
                               (A)                      (B)                   (C)
------------------------------ ------------------------ --------------------- ---------------------------------------
EQUITY COMPENSATION

PLANS APPROVED BY SECURITY             58,187                  $14.45                         14,739
HOLDERS
------------------------------ ------------------------ --------------------- ---------------------------------------

EQUITY COMPENSATION

PLANS NOT APPROVED BY
SECURITY HOLDERS                          --                      --                              --
------------------------------ ------------------------ --------------------- ---------------------------------------

TOTAL                                  58,187                  $14.45                         14,739
------------------------------ ------------------------ --------------------- ---------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        TRANSACTIONS WITH MANAGEMENT

        The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, unless the loan or extension of credit is made under a benefit program generally available to all other employees and does not give preference to any insider over any other employee, and must not involve more than the normal risk of repayment or present other unfavorable features. Lawrence Federal currently makes new loans and extensions of credit to the Bank's executive officers, directors and employees at different rates than those offered to the general public; however, the Bank does not give preference to any director or officer over any other employee, and such loans do not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Lawrence Federal's capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

ITEM 13.        EXHIBITS.

        (a) (1) The following consolidated financial statements of Lawrence Federal are filed as part of this report.
                o       Report of Independent Auditors.
                o Consolidated Balance Sheets for the years ended December 31, 2004 and 2003.
                o Consolidated Statements of Income for the years ended December 31, 2004 and 2003.
                o Consolidated Statements of Comprehensive Income for the years ended December 31, 2004 and 2003.
                o Consolidated Statements of Equity for the years ended December 31, 2004 and 2003.
                o Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003.
                o       Notes to Consolidated Financial Statements

                (2) All financial statement schedules are omitted because they are not required or applicable, or the

                (3) Exhibits
                        2.1 Agreement and Plan of Merger, dated October 12, 2004, by and between Lawrence Financial Holdings,Inc. and Oak Hill Financial, Inc. (4)
                        3.1 Articles of Incorporation of Lawrence Financial Holdings, Inc.(1)
                        3.2     Bylaws of Lawrence Financial Holdings, Inc.(1)
                        4.0 Specimen Stock Certificate of Lawrence Financial Holdings, Inc.(1)
                        10.1 Lawrence Federal Savings Bank Employment Agreement with Jack L. Blair(2)
                        10.2 Lawrence Financial Holdings, Inc. Employment Agreement with Jack L. Blair(2)
                        10.3    Lawrence Federal Savings Bank 401 (k) Savings
                                Plan(1)
                        10.4 Lawrence Federal Savings Bank Employee Severance Compensation Plan(2)
                        10.5 Lawrence Federal Savings Bank Supplemental Executive Retirement Plan(2)
                        10.6 Deferred Compensation Agreement dated as of June 25, 1996 between Lawrence Federal Savings Bank and Jack L. Blair(1)
                        10.7 Form of Deferred Fee Agreement between Lawrence Federal Savings Bank and individual directors(1)
                        10.8 Form of Amended and Restated Director Retirement Agreement between Lawrence Federal Savings Bank and individual directors. (5)
                        10.9    Lawrence Financial Holdings, Inc. 2001
                                Stock-Based Incentive Plan.(3)
                        10.10 Letter Agreement, dated October 12, 2004, by and among Jack L. Blair, Lawrence Financial Holdings, Inc., Lawrence Federal Savings Bank and Oak Hill Financial, Inc. (4)
                        10.11 Letter Agreement, dated October 12, 2004, by and among RobRoy Walters, Lawrence Financial Holdings, Inc., Lawrence Federal Savings Bank and Oak Hill Financial, Inc. (4)
                        21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1, "Description of Business-Subsidiaries."
                        23.0    Consent of Crowe Chizek and Company LLC
                        31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
                        31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                        32.1    Section 1350 Certification of Chief Financial
                                Officer
                        32.2    Section 1350 Certification of Chief Executive
                                Officer
                (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on September 8, 2000, Registration No. 333-45404.
                (2) Incorporated herein by reference from the Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
                (3) Incorporated herein by reference to Appendix A to the Company's Proxy Statement for its 2001 annual meeting of shareholders filed on May 24, 2001.
                (4) Incorporated herein by reference to the Exhibits to the Current Report on Form 8-K filed on October 15, 2004.
                (5) Incorporated herein by reference to thee Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2004 and 2003 by Crowe Chizek and Company LLC:

                                        2004           2003
                                        ----           ----
Audit fees....................        $72,050        $57,135
Audited related fees (1)......          1,000            800
Tax fees (2)..................         12,500          6,500

---------------------------
(1) Includes assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as "Audit Fees".
(2)     For tax filing and tax related compliance and other advisory services.

        PRE-APPROVAL OF SERVICES BY THE INDEPENDENT AUDITOR

        The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by the Company's independent auditor. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.

        Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its external auditor

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LAWRENCE FINANCIAL HOLDINGS, INC.


Date: March 30, 2005                   By:  /s/ Jack L. Blair
                                          ---------------------------------
                                          Jack L. Blair
                                          President Chief Executive Officer
                                             and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                             Title                            Date

/s/ Jack L. Blair                President, Chief Executive       March 30, 2005
----------------------------     Officer and Director
Jack L. Blair                    (principal executive officer)


/s/ Robroy Walters               Chief Financial Officer          March 30, 2005
----------------------------     (principal financial and
RobRoy Walters                   accounting officer)


/s/ Tracy E. Brammer, Jr.        Chairman of the Board            March 30, 2005
----------------------------
Tracy E. Brammer, Jr.


/s/ Charles E. Austin, II        Director                         March 30, 2005
----------------------------
Charles E. Austin, II


/s/ Herbert J. Karlet            Director                         March 30, 2005
----------------------------
Herbert J. Karlet


/s/ Phillip O. Mcmahon           Director                         March 30, 2005
----------------------------
Phillip O. McMahon


/s/ Robert N. Taylor             Director                         March 30, 2005
----------------------------
Robert N. Taylor

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Lawrence Financial Holdings, Inc.
Ironton, Ohio


We have audited the accompanying consolidated balance sheets of Lawrence Financial Holdings, Inc. as of December 31, 2004 and 2003, and related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawrence Financial Holdings, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


                                               /s/ Crowe Chizek and Company LLC

                                                   Crowe Chizek and Company LLC

Columbus, Ohio
January 27, 2005

                       LAWRENCE FINANCIAL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003

-------------------------------------------------------------------------------------------------------------

                                                                                2004                 2003
                                                                                ----                 ----
ASSETS
     Cash and due from banks                                          $       5,626,619    $      10,134,534
     Money market fund                                                          748,362              508,695
                                                                      -----------------    -----------------
         Total cash and cash equivalents                                      6,374,981           10,643,229
     Interest-earning time deposits with
         other financial institutions                                         7,000,000                   --
     Securities available for sale, at fair value                            22,158,485           26,247,238
     Loans, net of allowance of $706,855 in 2004
       and $1,014,448 in 2003                                                74,093,289           80,882,658
     Federal Home Loan Bank stock                                               665,700              639,100
     Premises and equipment, net                                              3,237,134            3,474,160
     Accrued interest receivable                                                501,609              566,309
     Cash surrender value of life insurance                                   2,373,057            2,284,990
     Other assets                                                             2,755,969              724,445
                                                                      -----------------    -----------------

     Total assets                                                     $     119,160,224    $     125,462,129
                                                                      =================    =================


LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
         Noninterest-bearing deposits                                 $       8,889,987    $       7,753,907
         Interest-bearing deposits                                           99,057,128          103,241,721
                                                                      -----------------    -----------------
              Total deposits                                                107,947,115          110,995,628
         Other liabilities                                                      664,483              441,248
                                                                      -----------------    -----------------
              Total liabilities                                             108,611,598          111,436,876

     Shareholders' Equity
         Common stock; par value $0.01 per share; shares
           authorized:  4,000,000; shares issued:  799,110                        7,991                7,991
         Additional paid-in capital                                           7,659,205            7,559,313
         Retained earnings                                                    6,157,905            9,781,499
         Treasury stock, at cost; shares: 149,000                            (2,728,688)          (2,728,688)
         Unearned ESOP shares; unearned shares: 31,044
           in 2004 and 37,251 in 2003                                          (310,440)            (372,510)
         Unearned restricted stock awards; unearned
           shares: 4,655 in 2004 and 9,310 in 2003                              (67,266)            (134,530)
         Accumulated other comprehensive income (loss),
           net of tax of $(87,620) in 2004 and $(45,242) in 2003               (170,081)             (87,823)
                                                                      -----------------    -----------------
              Total shareholders' equity                                     10,548,626           14,025,252
                                                                      -----------------    -----------------

                  Total liabilities and shareholders' equity          $     119,160,224    $     125,462,129
                                                                      =================    =================
-------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 2004 and 2003

--------------------------------------------------------------------------------

                                                         2004            2003
                                                         ----            ----
INTEREST INCOME
     Loans, including fees                          $  5,229,538   $   6,432,477
     Taxable securities                                  794,014         709,773
     Tax exempt securities                               116,392         106,412
     Overnight deposits                                   73,736          73,430
                                                    ------------   -------------
                                                       6,213,680       7,322,092
INTEREST EXPENSE
     Deposits                                          1,829,459       2,360,508
                                                    ------------   -------------

NET INTEREST INCOME                                    4,384,221       4,961,584

Provision for loan losses                                590,000         915,000
                                                    ------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    3,794,221       4,046,584

NONINTEREST INCOME
     Net securities gains                                 75,314         189,303
     Service charges                                     459,439         502,783
     Gain on disposal of premises and equipment               --             791
     Other                                               107,397         235,321
                                                    ------------   -------------
                                                         642,150         928,198
NONINTEREST EXPENSE
     Salaries and benefits                             2,016,136       1,962,989
     Deposit insurance premiums                           16,496          19,011
     Occupancy and equipment                             422,841         425,810
     Data processing                                     376,095         624,627
     Professional fees                                   512,175         245,716
     Franchise tax                                       133,339         138,453
     Loss on sale of loans                             4,434,905              --
     Advertising expense                                  80,291          80,135
     Employment agreement termination costs              812,718              --
     Director retirement plan termination costs          175,259              --
     Other                                               742,741         868,450
                                                    ------------   -------------
                                                       9,722,996       4,365,191
                                                    ------------   -------------

INCOME (LOSS) BEFORE INCOME TAX                       (5,286,625)        609,591

Provision (benefit) for income tax                    (1,842,455)        132,401
                                                    ------------   -------------

NET INCOME (LOSS)                                   $ (3,444,170)  $     477,190
                                                    ============   =============

Basic earnings per common share                     $      (5.66)  $        0.78
                                                    ============   =============

Diluted earnings per common share                   $      (5.66)  $        0.76
                                                    ============   =============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     Years ended December 31, 2004 and 2003

--------------------------------------------------------------------------------

                                                     2004                2003
                                                     ----                ----

Net income (loss)                               $ (3,444,170)      $    477,190
Other comprehensive income:
     Unrealized losses arising during period         (49,322)          (167,642)
     Reclassification adjustment for gains
       included in income                            (75,314)          (189,303)
                                                ------------       ------------
                                                    (124,636)          (356,945)
     Income tax expense                              (42,378)          (121,361)
                                                ------------       ------------
         Other comprehensive loss, net of tax        (82,258)          (235,584)
                                                ------------       ------------

Comprehensive income (loss)                     $ (3,526,428)      $    241,606
                                                ============       ============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2004 and 2003

------------------------------------------------------------------------------------------------------------

                                                               Additional
                                                 Common         Paid-In        Retained       Treasury
                                                  Stock         Capital        Earnings         Stock
                                                  -----         -------        --------         -----
Balance January 1, 2003                        $     7,991    $ 7,467,042    $ 9,485,971     $(1,683,600)

Net Income                                              --             --        477,190              --

Net unrealized depreciation on
  securities available for sale, net
  of tax of $(121,361)                                  --             --             --              --

Treasury stock acquired - 55,000 shares                 --             --             --      (1,045,088)

Cash dividend - $0.28 per share                         --             --       (181,662)             --

Stock based compensation - 4,655 stock
  awards earned and 6,207 shares
  committed to be released under ESOP                   --         92,271             --              --
                                               -----------    -----------    -----------     -----------

Balance December 31, 2003                            7,991      7,559,313      9,781,499      (2,728,688)

Net Loss                                                --             --     (3,444,170)             --

Net unrealized depreciation on
  securities available for sale, net
  of tax of $(42,378)                                   --             --             --              --

Cash dividend - $0.28 per share                         --             --       (179,424)             --

Stock based compensation - 4,655 stock
  awards earned and 6,207 shares
  committed to be released under ESOP                   --         99,892             --              --
                                               -----------    -----------    -----------     -----------

Balance December 31, 2004                      $     7,991    $ 7,659,205    $ 6,157,905     $(2,728,688)
                                               ===========    ===========    ===========     ===========

(CONTINUED)

                                                                Unearned       Accumulated
                                                 Unearned      Restricted         Other
                                                   ESOP           Stock       Comprehensive
                                                  Shares         Awards       Income (Loss)      Total
                                                  ------         ------       -------------      -----

Balance January 1, 2003                        $  (434,580)   $  (201,794)   $   147,761    $14,788,791

Net Income                                              --             --             --         477,190

Net unrealized depreciation on
  securities available for sale, net
  of tax of $(121,361)                                  --             --       (235,584)       (235,584)

Treasury stock acquired - 55,000 shares                 --             --             --      (1,045,088)

Cash dividend - $0.28 per share                         --             --             --        (181,662)

Stock based compensation - 4,655 stock
  awards earned and 6,207 shares
  committed to be released under ESOP               62,070         67,264             --         221,605
                                               -----------    -----------     -----------    ------------

Balance December 31, 2003                         (372,510)      (134,530)       (87,823)     14,025,252

Net Loss                                                --             --             --      (3,444,170)

Net unrealized depreciation on
  securities available for sale, net
  of tax of $(42,378)                                   --             --        (82,258)        (82,258)

Cash dividend - $0.28 per share                         --             --             --        (179,424)

Stock based compensation - 4,655 stock
  awards earned and 6,207 shares
  committed to be released under ESOP               62,070         67,264             --         229,226
                                               -----------    -----------    -----------    ------------

Balance December 31, 2004                      $  (310,440)   $   (67,266)   $  (170,081) $   10,548,626
                                               ===========    ===========    ===========  ==============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2004 and 2003

------------------------------------------------------------------------------------------------------------
                                                                                 2004                2003
                                                                                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                   $    (3,444,170)   $       477,190
     Adjustments to reconcile net income (loss) to net
       cash from operating activities
         Depreciation                                                            260,895            258,501
         Provision for loan losses                                               590,000            915,000
         Stock dividend on Federal Home Loan Bank stock                          (26,600)           (24,700)
         Premium amortization                                                    141,407            199,988
         Net securities gains                                                    (75,314)          (189,303)
         Loss on disposal of real estate owned                                    17,399             19,252
         Gain on disposal of premises and equipment                                   --               (791)
         Loss on sale of loans                                                 4,434,905                 --
         Deferred tax benefit                                                 (1,532,128)            43,375
         ESOP expense                                                            147,639            133,686
         Restricted stock award expense                                           67,264             67,264
         Change in other assets and liabilities                                1,613,172           (163,099)
                                                                         ---------------    ----------------
              Net cash from operating activities                               2,194,469          1,736,363
                                                                         ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of:
         Interest-earning time deposits with other
              financial institutions                                          (7,000,000)                --
         Securities available for sale                                       (11,193,394)       (38,457,140)
         Automobile loans                                                     (5,080,000)                --
         Premises and equipment                                                  (23,869)          (396,532)
     Proceeds from:
         Sale of loans                                                         7,195,857                 --
         Sale of real estate owned                                               216,601            145,443
         Sale of securities available for sale                                 4,549,769         16,544,478
         Calls, maturities and principal repayments of securities
           available for sale                                                 10,541,649          9,490,164
         Sale of premises and equipment                                               --              5,550
     Net change in loans                                                        (441,393)        14,411,680
                                                                         ---------------    ---------------
              Net cash from investing activities                              (1,234,780)         1,743,643

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                   (3,048,513)        (7,930,527)
     Cash dividend paid                                                         (179,424)          (181,662)
     Purchase of treasury stock                                                       --         (1,045,088)
                                                                         ---------------    ---------------
              Net cash from financing activities                              (3,227,937)        (9,157,277)
                                                                         ---------------    ---------------

Net change in cash and cash equivalents                                        2,268,248         (5,677,271)

Cash and cash equivalents at beginning of year                                10,643,229         16,320,500
                                                                         ---------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $     8,374,981    $    10,643,229
                                                                         ===============    ===============

SUPPLEMENTAL DISCLOSURES:
     Cash paid during the year for:
         Interest                                                        $     1,835,353    $     2,352,603
         Income taxes                                                            133,189            150,000
     Non-cash transactions
         Transfer of loans to real estate owned                          $       215,000    $       247,695
         Transfer of loans to loans held for sale                             11,505,762                 --

------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

CASH SURRENDER VALUE OF LIFE INSURANCE: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

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

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                                    2004                2003
                                                    ----                ----

  Reported net income                          $  (3,444,170)    $     477,190
  Pro forma impact                                   (38,901)          (38,901)
                                               --------------    --------------
  Pro forma net income                         $  (3,483,071)    $     438,289
                                               ==============    ==============

  Reported basic earnings per common share     $       (5.66)    $        0.78
  Pro forma impact                                     (0.06)            (0.06)
                                               --------------    --------------
  Pro forma basic earnings per common share    $       (5.72)    $        0.72
                                               ==============    ==============

  Reported diluted earnings per common share   $       (5.66)    $       0.76
  Pro forma impact                                     (0.06)           (0.06)
                                               --------------    --------------
  Pro forma diluted earnings per common share  $       (5.72)    $       0.70
                                               ==============    ==============

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

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows.

                                                          2004          2003
                                                          ----          ----

  Net weighted-average shares outstanding - Basic        608,576       608,873
  Effect of stock options                                     --        16,523
  Effect of non-vested stock awards                           --         2,394
                                                    ------------  ------------

  Weighted-average shares outstanding - Diluted          608,576       627,790
                                                    ============  ============

There were no antidilutive stock options at December 31, 2003. As a result of the reported net loss, the stock options at December 31, 2004 were antidilutive.

ADOPTION OF NEW ACCOUNTING STANDARDS: In March 2004, the Emerging Issues Task Force (EITF) arrived at a consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Application to Certain Investments. This consensus provides additional guidance on when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of impairment loss. It also requires additional disclosure for annual reporting periods ending after June 15, 2004 and for other reporting periods beginning after June 15, 2004. In September 2004, the Financial Accounting Standards Board
(FASB) issued Staff Position 03-1-1 which delayed the effective date for measurement and recognition guidance contained in paragraphs 10 through 20 of EITF 03-1 due to additional proposed guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The Company currently has investments where the current market value is less than the amortized cost. See Note 2 for further discussion and the impact on the Company's financial position and results of operations.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all non-governmental entities, including non-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP is effective for loans acquired in fiscal years beginning on or before December 2004, and within the scope of Practice Bulletin 6, paragraphs 7 and 8 of this SOP, as they apply to decreases in cash flows expected to be collected, should it be applied prospectively for fiscal years beginning after December 15, 2004. The Company adopted this SOP as of January 1, 2005 with no material impact on its financial position or results of operations.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities," (FIN 46-R). FIN 46-R requires that subsidiaries and investments defined as variable interest entities be consolidated by the enterprise that will absorb the majority of the entities' expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. The Company's adoption of FIN 46-R had no impact on its financial position or results of operations.

NEWLY ISSUED BUT NOT YET EFFECTIVE STANDARDS: FAS 123(R), "Share Based Payment" is concerned with an entities expensing of stock options as an ordinary expense. It becomes effective for the Company beginning July 1, 2005. To the extent the Company makes future grants of stock options, compensation expense will increase by the estimated fair value of options granted.

RECLASSIFICATIONS: Some items in the prior consolidated financial statements have been reclassified to conform to current presentation.


NOTE 2 - SECURITIES

The fair value of securities available for sale at year-end is as follows.

                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains             Losses               Value
                                               ----              -----             ------               -----
     2004:
     U.S. Government agencies           $     7,969,658     $        1,760    $       (83,084)   $     7,888,334
     Mortgage backed securities              10,726,691                246           (162,205)        10,564,732
     State and municipal securities           3,719,837             21,794            (36,212)         3,705,419
                                        ---------------     --------------    ---------------    ---------------

                                        $    22,416,186     $       23,800    $      (281,501)   $    22,158,485
                                        ===============     ==============    ===============    ===============

     2003:
     U.S. Government agencies           $     7,233,740     $        2,309    $       (21,697)   $     7,214,352
     Mortgage backed securities              15,913,390              3,459           (146,251)        15,770,598
     State and municipal securities           3,233,173             37,847             (8,732)         3,262,288
                                        ---------------     --------------    ---------------    ---------------

                                        $    26,380,303     $       43,615    $      (176,680)   $    26,247,238
                                        ===============     ==============    ===============    ===============

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

Contractual maturities of securities at year-end 2004 were as follows. Securities not due at a single maturity date are shown separately.

                                                               Fair
                                                               Value
                                                               -----

         Due in one year or less                         $     4,378,776
         Due after one year through five years                 7,540,582
         Due after five years through ten years                5,859,585
         Due after ten years                                   4,379,542
                                                         ---------------
                                                         $    22,158,485
                                                         ===============

Proceeds from sales of securities were $4,549,769 and $16,544,478 for 2004 and 2003. Gross gains of $75,314 and $189,303 were recognized on those sales in 2004 and 2003.

Securities with fair value of $2,239,188 and $2,779,238 at December 31, 2004 and 2003 were pledged to secure public deposits.

Securities with unrealized losses at year end 2004 and 2003 not recognized in income are as follows.


2004                                Less Than 12 Months           12 Months or More                     Total
                                    -------------------           -----------------                     -----
                                    Fair      Unrealized         Fair         Unrealized          Fair        Unrealized
Description of Securities           Value        Loss            Value           Loss             Value          Loss
-------------------------           -----        ----            -----           ----             -----          ----
U.S. Government agencies        $  6,893,112  $   (83,084)   $         --    $          --    $  6,893,112    $   (83,084)
Mortgage backed securities         3,698,290      (38,274)      6,186,198         (123,931)      9,884,488       (162,205)
State and municipal securities     1,643,626      (36,212)             --               --       1,643,626        (36,212)
                                ------------  -----------    ------------    -------------    ------------    -----------


Total temporarily impaired      $ 12,235,028  $  (157,570)   $  6,186,198    $    (123,932)   $ 18,421,226    $  (281,501)
                                ============  ===========    ============    =============    ============    ===========

2003                                Less Than 12 Months           12 Months or More                     Total
                                    -------------------           -----------------                     -----
                                    Fair      Unrealized         Fair         Unrealized          Fair        Unrealized
Description of Securities           Value        Loss            Value           Loss             Value          Loss
-------------------------           -----        ----            -----           ----             -----          ----

U.S. Government agencies        $  4,212,666  $   (21,697)   $         --    $          --    $  4,212,666    $   (21,697)
Mortgage backed securities        13,597,687     (137,634)        862,186           (8,617)     14,459,873       (146,251)
State and municipal securities       668,091       (8,732)             --               --         668,091         (8,732)
                                ------------  -----------    ------------    -------------    ------------    -----------

Total temporarily impaired      $ 18,478,444   $ (168,063)   $    862,186    $      (8,617)   $ 19,340,630    $  (176,680)
                                ============  ============   ============    =============    ============    ===========

Unrealized losses on securities have not been recognized into income because the issuers' bonds are of high credit quality (rated AA or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are as follows.
                                                      December 31,
                                                      ------------
                                                  2004            2003
                                                  ----            ----
         1-4 family residential
           mortgage loans                    $  36,788,081    $  40,000,488
         Other real estate loans                 9,478,699        9,001,410
         Automobile loans                       22,909,570       14,786,276
         Mobile home loans                         100,087       12,288,737
         Other                                   5,400,041        3,765,064
                                             -------------    -------------
                                                74,676,478       79,841,975
         Net deferred loan origination
           costs                                   123,666        2,055,131
         Allowance for loan losses                (706,855)      (1,014,448)
                                             -------------    -------------

              Total                          $  74,093,289    $  80,882,658
                                             =============    =============


In October 2004, the Company sold $11,506,000, carrying value, of its mobile home loan portfolio for $7,196,000 in cash. A loss of $4,435,000 and a recourse obligation of $125,000 was recognized in this transaction. At December 31, 2004, the recourse obiligation is $125,000 and is disclosed on the balance sheet as an other liability.

Activity in the allowance for loan losses is as follows.

                                                 Years Ended December 31,
                                                 ------------------------
                                                 2004                2003
                                                 ----                ----

         Beginning balance                   $   1,014,448       $   1,110,813
         Provision for loan losses                 590,000             915,000
         Charge-offs                              (931,549)         (1,058,423)
         Recoveries                                 33,956              47,058
                                             -------------       -------------

         Ending balance                      $     706,855       $   1,014,448
                                             =============       =============

Impaired loans for the years ended December 31, 2004 and 2003 were not material.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

                                                         At December 31,
                                                         ---------------
                                                        2004           2003
                                                        ----           ----

         Accruing loans past due 90 days or more   $    753,393     $  1,491,755
         Nonaccruing loans                              578,901          340,006
                                                   ------------     ------------

         Total nonperforming loans                 $  1,332,294     $  1,831,761
                                                   ============     ============

In the normal course of business, the Company has made loans to certain directors, executive officers and their associates. Loan activity relating to these individuals for the year ended December 31, 2004 is as follows.

         Beginning balance                         $  1,222,895
         New loans                                      374,593
         Repayments                                    (376,615)
                                                   ------------

         Ending balance                            $  1,220,873
                                                   ============

NOTE 4 - PREMISES AND EQUIPMENT

Office properties and equipment consisted of the following.
                                                       December 31,
                                                       ------------
                                                  2004               2003
                                                  ----               ----

         Land                                $    1,041,609    $     1,041,609
         Buildings and improvements               3,425,633          3,418,953
         Furniture and equipment                  1,452,031          1,434,842
         Automobile                                  24,611             24,611
                                             --------------     --------------
              Total cost                          5,943,884          5,920,015
         Accumulated depreciation                (2,706,750)        (2,445,855)
                                             --------------     --------------

                                             $    3,237,134     $    3,474,160
                                             ==============     ==============

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 5 - DEPOSITS

Interest-bearing deposits consisted of the following.
                                                       December 31,
                                                       ------------
                                                  2004              2003
                                                  ----              ----

         Savings accounts                    $   26,977,646     $   29,069,793
         Money market and NOW accounts           19,892,029         19,259,562
         Certificates of deposit                 52,187,453         54,912,366
                                             --------------     --------------

                                             $   99,057,128     $  103,241,721
                                             ==============     ==============

Certificates of deposit of greater than $100,000 were $12,748,309 and $12,932,162 at December 31, 2004 and 2003. The balances over $100,000 are not federally insured.

Maturities of certificates of deposits are as follows.
                                               December 31,
                                                   2004

                  2005                        $    27,923,053
                  2006                             16,083,203
                  2007                              4,745,134
                  2008                              1,962,013
                  2009                              1,126,593
                  Thereafter                          347,457
                                              ---------------

                                              $    52,187,453
                                              ===============

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 6 - FEDERAL HOME LOAN BANK (FHLB) BORROWINGS

At December 31, 2004 and 2003, the Company had no FHLB borrowings. At December 31, 2004, the Company had letters of credit from the FHLB totaling $10,500,000, for which $14,175,000 of eligible 1-4 family residential mortgage loans and $665,700 of FHLB stock were pledged to the FHLB to secure these letters of credit. The letters of credit are pledged by the Company to secure public deposits.


NOTE 7 - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS

Some financial instruments are used to meet customer-financing needs, including commitments to make loans. These involve, to varying degrees, credit and interest-rate risks more than the amount reported in the consolidated balance sheet.

Commitments to extend credit were as follows.

                                                     December 31,
                                                     ------------
                                             2004                   2003
                                             ----                   ----

         Fixed rate                     $      108,500         $      149,600
         Variable rate                       1,168,476              2,198,193
                                        --------------         --------------
                                        $    1,276,976         $    2,347,793
                                        ==============         ==============

         Range of interest rates on
           commitments                  3.55% to 12.00%        3.75% to 12.00%

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

At December 31, 2004 and 2003, the Company had $2,465,093 and $6,084,420 in
demand deposits due from the Federal Home Loan Bank of Cincinnati. The Company also had $7,000,000 in time deposits due from Oak Hill Financial, Inc. at December 31, 2004.

The Company is, from time to time, involved in various lawsuits and claims that arise in the normal course of business. In the opinion of management, any liability that may result from these lawsuits and claims will not materially affect the financial position or results of operations of the Company.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS

RETIREMENT PLAN: The Company sponsors a 401(k) profit sharing plan for eligible employees. Under the plan, employees who are at least 21 1/2 years of age and have completed six months of service are eligible to participate. The Company matches each employee's contribution at a rate of 100% of employees' contributions up to 5% of gross compensation. Participants become 100% vested as to the Company's contributions after three years of service. Contributions and expense for the years ended December 31, 2004 and 2003 totaled $46,545 and $39,259.

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

Contributions to the ESOP during 2004 and 2003 were $90,373 and $90,373. Expense for 2004 and 2003 was $147,639 and $133,686.

Shares held by the ESOP at December 31, 2004 and 2003 were as follows.

                                                          December 31,
                                                          ------------
                                                     2004               2003
                                                     ----               ----

         Allocated to participants                      31,022            24,815
         Unearned                                       31,044            37,251
                                               ---------------    --------------

         Total ESOP shares                              62,066            62,066
                                               ===============    ==============

         Fair value of unearned shares         $       729,534    $    1,024,210
                                               ===============    ==============

DEFERRED COMPENSATION PLAN: The Bank makes payments to retired directors under a plan approved by the Board of Directors. Outside directors who currently serve on the Board are also eligible for payments under deferred fee and director emeritus retirement plans approved by the Board of Directors upon retirement. The present value of payments expected to be provided are accrued during the service period of the covered individuals. Expenses related to the plans amounted to $45,912 and $41,412 for the years ended December 31, 2004 and 2003. In addition, during 2004, the Company paid cash of $293,281 to directors for the termination of the deferred compensation plan as a condition of the Agreement and Plan of Merger with Oak Hill Financial, Inc. Of this amount, $175,259 was expensed in 2004 with the remainder having been accrued previously.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

Following is a summary of stock option plan activity during 2004 and 2003.

                                                        2004                         2003
                                             ---------------------------  ----------------------------
                                                               Weighted                     Weighted
                                                                Average                      Average
                                                               Exercise                     Exercise
                                               Shares            Price       Shares           Price
                                               ------            -----       ------           -----
         Outstanding at beginning of year         58,187       $  14.45        58,187       $  14.45
         Granted                                      --             --            --             --
                                             -----------                  -----------

         Outstanding at end of year               58,187       $  14.45        58,187       $  14.45
                                             ===========                  ===========

         Options exercisable at year-end          46,553       $  14.45        34,916       $  14.45

         Remaining shares available
           for grant as options                   19,395                       19,395

At December 31, 2004, the 58,187 options outstanding had a weighted average remaining contractual life of 7 years.

Restricted stock awards are used as a means of providing directors and certain key employees of the Company with an ownership interest in the Company in a manner designed to compensate such directors and key employees for services to the Company.

On December 31, 2001, the Board of Directors awarded 23,283 shares of restricted stock to outside directors and certain officers of the Company. No shares had been previously awarded. One-fifth of such shares are earned and nonforfeitable on each of the first four anniversaries of the date of the award; the first fifth became exercisable on the award date. 18,628 shares have vested at December 31, 2004. In the event of the death or disability of a participant or a change in control of the Company, however, the participant's shares will be

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS  (Continued)

deemed earned and nonforfeitable upon such date. At December 31, 2004, there were 7,750 shares reserved for future awards. Compensation expense related to restricted stock awards is based upon the cost of the shares, which approximates fair value at the date of grant. The compensation expense totaled $67,264 and $67,264 for the years ended December 31, 2004 and 2003, respectively.

In the fourth quarter of 2004, the Company expensed and paid cash of $812,719 for the termination of employment contracts for the Chief Executive Officer and Chief Financial Officer. These payments were a condition of the Agreement and Plan of Merger with Oak Hill Financial, Inc.

NOTE 9 - INCOME TAXES

An analysis of the provision for income tax is as follows.

                                                       December 31,
                                                       -----------
                                                   2004             2003
                                                   ----             ----

    Current                                    $   (310,327)    $     89,026
    Deferred                                     (1,532,128)          43,375
                                               ------------     ------------

                                               $ (1,842,455)    $    132,401
                                               ============     ============

The sources of gross deferred tax assets and liabilities are as follows.

                                                         December 31,
                                                         -----------
                                                     2004            2003
                                                     ----            ----
    Deferred tax assets
        Allowance for loan losses              $    240,331     $    344,912
        Deferred compensation                       125,033          145,808
        Accrued ESOP                                 12,422            9,112
        Donation carryforward                         2,027               --
        Net unrealized loss on securities
          available for sale                         87,620           45,242
        Other                                        42,497               --
        Net operating loss carryforward           1,599,004               --
        Tax credit carryforwards                     38,070           38,070

    Deferred tax liabilities
        FHLB stock dividends                       (145,580)        (136,536)
        Deferred loan fees/cost                     (14,027)         (15,916)
        Depreciation                                (35,167)         (52,968)
                                               ------------     ------------
           Net deferred tax asset              $  1,952,230     $    377,724
                                               ============     ============

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (Continued)

Total federal income tax expense differs from the expected amounts computed by applying the statutory federal tax rate of 34% to income before taxes. The reasons for this difference are as follows.

                                                Years Ended December 31,
                                    --------------------------------------------
                                             2004                  2003
                                    --------------------   ---------------------
                                        Amount      Rate     Amount       Rate
                                        ------      ----     ------       ----
 Tax expense (benefit)at
    statutory rate                  $(1,797,453)    34.0%  $  207,261     34.0%
 Net earnings of insurance
   contracts                            (29,981)    (0.6)     (52,124)    (8.5)
 Tax-exempt interest income             (44,719)    (0.8)     (41,829)    (6.9)
 Other                                   29,698      0.6       19,093      3.1
                                    -----------  -------   ----------   ------

     Tax expense (benefit)
        at effective rate           $(1,842,455)    34.8%  $  132,401     21.7%
                                    ===========  =======   ==========   ======

Retained earnings at December 31, 2004 and 2003 include $1,493,442 for both years for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2004 and 2003 was $507,770 for both years.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2004 and 2003, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual and required capital amounts and ratios are presented below at year-end.

                                                                                                    Minimum
                                                                                                 Required to be
                                                                Minimum Required            Well Capitalized Under
                                                                   for Capital                 Prompt Corrective
                                           Actual               Adequacy Purposes              Action Regulations
(dollars in thousands)              Amount        Ratio       Amount          Ratio           Amount        Ratio
                                    ------        -----       ------          -----           ------        -----
December 31, 2004:
-----------------
Total capital (to risk-
  weighted assets)                 $ 10,346       12.01%      $  6,892         8.0%         $   8,614       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)            $  9,657       11.21%      $  3,446         4.0%         $   5,169        6.0%
Tier 1 (core) capital (to
  adjusted total assets)           $  9,657        8.09%      $  4,775         4.0%         $   5,968        5.0%

December 31, 2003:
-----------------
Total capital (to risk-
  weighted assets)                 $ 13,521       16.39%      $  6,600         8.0%         $   8,250       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)            $ 12,803       15.52%      $  3,300         4.0%         $   4,950        6.0%
Tier 1 (core) capital (to
  adjusted total assets)           $ 12,803       10.18%      $  5,031         4.0%         $   6,289        5.0%

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 10 - REGULATORY CAPITAL REQUIREMENTS (Continued)

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

Office of Thrift Supervision ("OTS") regulations limit capital distributions by savings associations. Generally, capital distributions are limited to the current year to date undistributed net income and prior two years' undistributed net income, as long as the institution remains well capitalized after the proposed distribution. At year-end 2004, no income is available to pay dividends to the holding company without prior approval from the OTS. At December 31, 2004, the Bank must obtain regulatory approval for future cash dividends.


NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Estimated fair values and the related carrying values of the Company's financial instruments at yearend are as follows.

                                                         2004                                2003
                                                         ----                                ----
                                              Carrying             Fair            Carrying            Fair
                                               Value               Value             Value             Value
                                               -----               -----             -----             -----
    Financial assets
       Cash and cash equivalents            $  8,374,981       $  8,375,000      $ 10,643,229      $10,643,000
       Interest bearing time deposit
         with other financial institutions     7,000,000          7,000,000                --               --
       Securities available for sale          22,158,485         22,158,000        26,247,238       26,247,000
       Loans, net                             74,093,289         74,348,340        80,882,658       82,289,000
       Federal Home Loan Bank
         stock                                   665,700            666,000           639,100          639,000
       Accrued interest receivable               501,609            502,000           566,309          566,000

    Financial liabilities
       Deposits                             (107,947,115)      (108,283,000)     (110,995,628)    (111,860,000)
       Accrued interest payable                  (10,366)           (10,000)          (16,260)         (16,000)

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

For purposes of the above disclosures of estimated fair values, certain assumptions were used. The carrying value for cash and cash equivalents, accrued interest receivable, Federal Home Loan Bank stock, interest-earning time deposit with other financial institution, and accrued interest payable are considered to approximate fair value. The estimated fair value for securities available for sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans is based on estimates of the difference in interest rates the Company would charge the borrowers for similar such loans with similar maturities made at December 31, 2004 and 2003, applied for an estimated time period until the loan is assumed to reprice or to be paid. The estimated fair value for demand deposits, savings deposits and the variable-rate line of credit from Federal Home Loan Bank is based on their carrying value. The estimated fair value for time deposits and fixed-rate advances from Federal Home Loan Bank is based on estimates of the rate the Bank would pay on such deposits or borrowings at December 31, 2004 and 2003, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments approximate cost at December 31, 2004 and 2003 and are not considered significant to this presentation. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2004 and 2003, the estimated fair values would necessarily have been realized at that date, since market values may differ depending on various circumstances. The estimates of fair values at December 31, 2004 and 2003 should not necessarily be considered to apply at subsequent dates. In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as premises and equipment and life insurance contracts. Also, nonfinancial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 12 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for the parent company, Lawrence Financial Holdings, Inc.

                                   CONDENSED BALANCE SHEETS
                                  December 31, 2004 and 2003
                                                                     2004              2003
                                                                     ----              ----
     Assets
         Cash and cash equivalents                            $       619,602   $      896,936
         Investment in subsidiary                                   9,487,323       12,714,031
         Loan receivable from ESOP                                    346,976          399,311
         Deferred tax asset                                           178,870           39,746
                                                              ---------------   --------------

                Total assets                                  $    10,632,771   $   14,050,024
                                                              ===============   ==============
     Liabilities
         Accrued expenses and other liabilities               $        84,145   $       24,772

     Shareholders' equity                                          10,548,626       14,025,252
                                                              ---------------   --------------
                Total liabilities and shareholders' equity    $    10,632,771   $   14,050,024
                                                              ===============   ==============



                                CONDENSED STATEMENTS OF INCOME
                            Years ended December 31, 2004 and 2003

                                                                      2004             2003
                                                                      ----             ----

     Interest income                                          $        45,869   $       48,845
     Dividends from subsidiary bank                                   150,000          800,000
                                                              ---------------   --------------
     Income before income taxes and equity in
       undistributed earnings of subsidiary bank                      195,869          848,845

     Undistrubuted losses and distributions
         in excess of earnings of subsidiary bank                  (3,322,707)        (307,191)
                                                              ---------------   --------------
     Total income (loss)                                           (3,126,838)         541,654

     Non-interest expense                                             457,176          103,490
                                                              ---------------   --------------
     Income (loss) before income taxes                             (3,584,014)         438,164
     Income tax expense (benefit)                                    (139,844)          39,026
                                                              ----------------  --------------

     Net income (loss)                                        $    (3,444,170)  $      477,190
                                                              ================  ==============

--------------------------------------------------------------------------------

                                   (Continued)

                        LAWRENCE FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 12 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2004 and 2003

                                                                     2004                2003
                                                                     ----                ----
Cash flows from operating activities
     Net income                                               $    (3,444,170)   $       477,190
     Adjustments to reconcile net income to net cash from
       operating activities
         Equity in losses (earnings) of subsidiary bank             3,172,707           (492,809)
         Dividend received                                            150,000            800,000
         Restrictive stock award expense                               67,264             67,264
         Net change in accrued expenses and other liabilities         (96,046)           528,488
                                                              ----------------   ---------------
              Net cash from operating activities                     (150,245)         1,380,133

Cash flows from investing activities
         Proceeds from loan principal repayments                       52,335             47,888
                                                              ---------------    ---------------
              Net cash from investing activities                       52,335             47,888

Cash flows from financing activities
     Cash dividend paid                                              (179,424)          (181,662)
     Purchase of treasury stock                                            --         (1,045,088)
                                                              ---------------    ---------------
              Net cash from financing activities                     (179,424)        (1,226,750)

     Net change in cash and cash equivalents                         (277,334)           201,271

Cash and cash equivalents at beginning of period                      896,936            695,665
                                                              ---------------    ---------------


Cash and cash equivalents at end of period                    $       619,602    $       896,936
                                                              ===============    ===============

The extent to which the Company may pay cash dividends to shareholders will depend on the cash currently available at the Company, as well as the Bank's ability to pay dividends to the Company (see Note 10).


NOTE 13 - AGREEMENT AND PLAN OF MERGER

On October 12, 2004, the Company entered into an Agreement and Plan of Merger with Oak Hill Financial, Inc. ("Oak Hill Financial") pursuant to which the Company will merge with and into Oak Hill Financial and each share of the Company's common stock will be exchanged for either $23.75 in cash or shares of Oak Hill Financial common stock.

--------------------------------------------------------------------------------

                                   (Continued)